Form 10-K
period 2010-12-31
Net Profits Ten Inc.
filed 2011-03-31
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-152535

Net Profits Ten Inc.
(Exact name of registrant as specified in its charter)

Nevada	77-0716386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1736 Angel Falls Street Las Vegas, NV	89142-1230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 1-209-694-4885

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   4,808,000 as of March 30, 2011

PART I

Item 1.   Business

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended December 31, 2010 and specifically in the items entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or otherwise incorporated by reference into this document, this report contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found in this report under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Item 1. Business,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and matters described in this report generally.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

Our Business

Overview of the Company

We were incorporated on March 24, 2008.

Objectives

We are focused on the development and marketing of an interactive software product for military fundraising.  Our offices are currently located at: 1736 Angel Falls Street, Las Vegas, Nevada  89142-1230. Our telephone number is 1-209-694-4885. We have secured a domain name - www.NetProfitsTen.com, which is functional but under construction.

Industry Background

Internet-based transactions between shoppers and merchants have grown rapidly in recent years. This growth is the result of the penetration of broadband technologies and increased Internet usage and the emergence of compelling commerce opportunities and a growing awareness among shoppers of the convenience and other benefits of online shopping.

Industry Estimates of the Growing Internet Population and Internet Penetration Levels

Based on a research report prepared by Morgan Stanley:

 - We believe that the Internet is still in the early stages of becoming a central communications, information, commerce, and entertainment medium. We estimate there are over 800+ million Internet users worldwide using the Internet an estimated average of 30-45 minutes per day.

 - We expect the number of Internet users to grow at 10-15% annually for the next several years, with stronger growth in non-US markets.

 - And we believe that usage growth (in part because of ongoing broadband adoption) should continue to be higher (perhaps 20-30%), thus demonstrating compelling underlying growth trends.

Source: Mary Meeker, Brian Pitz, and Brian Fitzgerald, "Internet Trends," (April 2004) a Morgan Stanley Research Report.

Growth of Electronic Commerce

Forrester Research believes that electronic commerce activity in the United States, will grow at a compounded annual growth rate of approximately 10% from 2009 to 2014.

US online retail reached $155.2 billion in 2009 and is projected to grow to $248.7 billion by 2014.
(Source: Forrester Research, US Online Retail Forecast: 2009 to 2014, “Executive Summary”, March 5, 2010, Forrester Research, Inc., last reviewed July 27, 2010).

Marketing Strategy

We plan to market our interactive software with a web-based marketing campaign.  We have budgeted $5,000 for this web-based campaign which will include the following:

E-mail marketing

We have budgeted $3,000 from our marketing budget for an email campaign. Emails will be sent only to those which have asked for or shown an interest in receiving information about our software.

Catalogue Advertising

One of our planned sources for advertising our software is by placing ads in software distributor catalogues. These catalogues are distributed to military units and military organizations across the United States as well as Europe and Australia and to retail outlets selling software.

Given the ease with which statistics can be collected on the number of times catalogue ads have been successful by users, there is strong evidence that they can be very effective. Nevertheless, it is difficult to determine whether these catalogue ads are more or less effective than other forms of advertising.

We budgeted $2,000 from our marketing budget for software distributor catalogue advertising moving forward.  We intend to place ads in catalogues that specifically target the military.

Submission to Directories and Search Engines

We plan to submit our website to directories and search engines in order to increase our presence on the Internet, as well as to get better rankings on search results. There are many directories to which we plan to submit our website for free, such as Google (http://www.google.com)(which is the only search engine which we currently market on), Yahoo (http://www.yahoo.com – regional Yahoos also exist), AltaVista (http://www.altavista.com) and Excite (http://www.excite.com). There are also numerous directories where we can list our software at no cost to the company, including many military-specific sites.

Distribution of Software

We plan to price our software at between $499 and $1,299 in US dollars offering a downloadable version and a slightly higher priced boxed or hard copy version, depending on several factors including the final features which make it into the product and overall demand. Currently, we are offering the basic version of our software at $500, however, that price may change in the future. We hope that the majority of our sales moving forward will come from online sales of our software.

Moving forward, we plan to enter into an agreement with PayPal to act as our credit card merchant. PayPal is a financial company that accepts and clears all customer credit card payments on behalf of participating merchants, such as our company. There are no short or long term contracts or obligations associated with the use of PayPal.  PayPal accepts all major credit cards (Visa, MasterCard, Discover, American Express, ECheque, and transfer of funds to and from bank accounts.)

Sources and Availability of Products and Supplies

There are no constraints on the sources or availability of products and supplies related to our business. We are producing our own software product and the distribution of the software product and services will be primarily over the internet.

Dependence on One or a Few Major Customers

We plan on selling our software products and services directly to our target market over the internet. Our software will be priced for mass market consumption. Therefore, we do not anticipate dependence on one or a few major customers for at least the next 12 months or the foreseeable future.  We have had only limited sales of our product to date.

Our Target Market

We plan to market our interactive digital software to the military, as well as other military organizations who routinely undertake fund raising activities throughout the United States and then Australia and Europe. This gives us the opportunity to estimate the number of potential customers within our target market.

According to the following surveys in the United States, our target market in the United States alone is very large:

According to the Association of Military Colleges and Schools of the United States, www.amcsus.com there are approximately 30 private secondary schools dedicated to Military Education (www.amcus.com, “Directory of Schools”, retrieved July 27, 2010).

According to The Military Zone, there is over 200 hundred military bases (including camps, forts and facilities) within the United State alone (http://themilitaryzone.com/military_bases.html, “Information about US Military Installations,” retrieved July 27, 2010).

The American Legion is a community service organization with close to 3 million members, men and women, organized in nearly 14,000 local American Legion Posts, worldwide (http://en.wikipedia.org/wiki/American_Legion, “American Legion”, retrieved July 27, 2010).

An additional Veterans Organization is the American Red Cross, which according to their website www.redcross.org has nearly 700 American Red Cross chapters in the United States alone (www.redcross.org, “About Us”, retrieved July 27, 2010).

The U.S. Census Bureau’s estimate for the number of veterans in 2008, is over 23 million people (www.census.gov/compendia/statab/cats/national_security_veterans_affairs/veterans.html, “508 – Veterans by Sex, Period of Service and State, 2008”, retrieved July 27, 2010).

Based on the foregoing information, we believe that if we are able to make our products attractive to only a small percentage of our target market in North America will be able to generate the revenues we believe we require to sustain our operations. There can be no assurance, however, that our software products will appeal to our target market.

 Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of our software products. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our website is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and Directors.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our executive and principal office is located at 1736 Angel Falls Street, Las Vegas, Nevada  89142-1230. We lease the space pursuant to a Lease Agreement which is in effect from June 1, 2010 to December 31, 2010 (the “Term”), subject to renewal with the mutual consent of the parties.  Total rent due under the lease for the Term was $200, which funds have been paid to date. Pursuant to the Lease Agreement, we are provided the shared use of the landlord’s residence for our principal office location.

This location will serve as our primary executive offices for the foreseeable future. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

We also lease an office space which includes the use of a boardroom and break area at 5348 Vegas Dr., Las Vegas, Nevada 89108, which has a monthly rental cost of $75 per month.  The lease has a one year term from April 14, 2010 to April 13, 2011, and is automatically renewed for additional one year terms if not terminated with thirty days prior written notice by either party prior to the termination date of the then term.

Item 3.   Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
There is presently no public market for our common stock.  We anticipate applying for trading of our common stock on the over-the-counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part.  However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2010, we have 38 registered shareholders.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the expansion and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors that our Board of Directors may deem relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business, or;

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

To establish ourselves as a company that will market and distribute interactive military fundraising software called Mil Yearbook. Distribution would primarily be via download from the Internet directly to the military and other military clubs and organizations.  The distribution of our software is subject to our being able to finalize and complete the design and development of such software as described above.

Our target market

Our initial target market is the military units, and other military clubs and organizations in the United States, Europe and Australia.

Our mission

To take photographic memories to a new level by using a vast collection of photos, video, audio and text in an interactive, and very easy to use interactive software which is planned to be used for storing digital memories as a fundraising tool for the particular military organization.

Our business objectives are:

•
To further develop and market an interactive software (using the Technology licensed through the Licensing Agreement (described below) as a framework) that will benefit the military and military organizations giving them the opportunity to not just create but also burn their own memories on CD/DVD for their friends, family and themselves and then sell that CD/DVD for fundraising.

•	To execute our web-based marketing campaign and to create interest in our product.
•	To establish a brand name that will be associated with user-friendly interactive digital software.

During the first stages of our growth, our officers and Directors will provide all of the labor required to execute our business plan at no charge, except we intend to hire a website programmer on a contract basis for two months at an estimated cost of $5,000 to finish and upgrade our website and we do plan to outsource final software development tasks at an estimated total cost of $8,000, which costs we plan to pay from  our of our working capital and through funds raised through the sale of debt or equity securities and/or traditional bank funding.  The Licensing Agreement provides that we have the right to use the Technology free of charge until July 31, 2011, at which time we are required to pay RN Consulting 10% of the net sales (i.e., total sales after taxes) relating to such Technology.  As such, we do not anticipate having any expenses in connection with the Licensing Agreement until July 31, 2011, at which time the only fees due would be in direct relationship to our total sales.

Results of Operations for the Year Ended December 31, 2010

We generated revenue of $10,188 for the year ended December 31, 2010.  We do not anticipate earning significant and consistent revenues until we are able to successfully market our interactive digital software.

Our operating expenses were $46,504, for the year ended December 31, 2010. Our operating expenses for the year ended December 31, 2010 consisted of $42,475 in professional fees, $914 of depreciation and amortization and $3,115 in general & administrative expenses.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had $2,523 in current assets at December 31, 2010. This consisted of $2,392 in cash as well as $131 in prepaid expenses.  We had current liabilities of $16,346 as of December 31, 2010. As such, at December 31, 2010 we had working capital deficit of $(13,823).

Funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the next twelve month period is $26,000.

As of December 31, 2010, we had revenues from operations totaling $10,188. However, the Company has an accumulated deficit of approximately $51,000 as of December 31, 2010, limited liquidity and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

The continuation of our business is dependent upon us obtaining further financing, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Purchase of Significant Equipment

We do not expect to purchase any significant equipment over the twelve months, except for acquisition and development costs related to our software.

Employees

Currently our only employees are our two Directors one of which is our officer.

We also previously negotiated a consulting contract for secretarial and marketing services which began May, 2010, pursuant to which we agreed to pay the consultant $22 per hour for work performed prior to June 30, 2010 and $23 per hour for work performed after July 1, 2010, which has since been terminated.

We do not expect any other material changes in the number of employees over the next 12 months.

We are also assisted by our former Secretary, Ruthy Navon, who serves as an independent contractor to the Company and agreed to assist the Company in connection with the steps required for the Company to become a fully reporting company in the United States and to obtain a listing on the Over-The-Counter-Bulletin Board pursuant to an Independent Contractor Agreement entered into with RN Consulting, an entity she controls and with whom we have entered into the Licensing Agreement, and in consideration for $3,000.   Among Ms. Navon’s other pursuits as described in greater detail in her biographical information below, she currently assists various companies which have operations, assets and officers and Directors located in Israel.  She previously lived in Israel and has been personally acquainted with the Company’s management since approximately 2004.  Ms. Navon assisted the Company in connection with engaging United States legal counsel, independent auditors, the opening of bank accounts and with obtaining a principal office location in the United States.  Ms. Navon also serves as a liaison between the Company’s officers and Directors in Israel and the Company’s attorneys and auditors located in the United States.  Ms. Navon has also assisted and advised the Company’s officers and Directors with information from her prior experience with publicly reporting companies in the United States, and the steps, timing and process to become publicly traded in the United States, as well as providing suggestions to the Company’s management (based on her prior public company experience) on the terms of the Company’s prior private placement offering and the capital structure of the Company.  Ms. Navon, through her entity, RN Consulting, also provides the Company the use of the framework on which its Mil Yearbook software is based, pursuant to the Licensing Agreement. Ms. Navon also served as the Company’s Secretary until June 2010, so that she could enter into agreements for and open a bank account for the Company, as its other officers and Directors are residents of and reside in Israel.  Ms. Navon does not own any interest, contingent or otherwise in the Company, other than the $3,000 which she was paid as provided above and as a result of the Licensing Agreement.

Off Balance Sheet Arrangements

Our company does not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  Our company does not engage in trading activities involving non-exchange traded contracts.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

Management’s Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:  (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, (Chief Executive Officer and Chief Financial Officer), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2010, our internal control over financial reporting were ineffective due to the material weaknesses described below.

(1) The Company has inadequate segregation of duties consistent with control objectives.

(2) The Company has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Under the  rules promulgated by the US Securities and Exchange Commission (the “SEC”), the term “material weakness” means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur.

Limitations on the Effectiveness of Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Item 9B.   Other Information

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding Internal Control over Financial Reporting.  The Company's Internal Control over Financial Reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to the provisions of the Dodd-Frank Act that permit the Company to provide only management's report on Internal Control over Financial Reporting in this annual report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All Directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.  The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our Directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mr. Gilad David	President, Treasurer and Director	24	March 24, 2008
Mr. Fouad Dasuka	Director	45	March 24, 2008

Business Experience:

The following is a brief account of the education and business experience of each Director and executive officers, indicating each person's business experience, and the name and principal business of the organization by which they were employed.

Mr. Gilad David

Mr. David has been our President, Treasurer and Director since we were incorporated on March 24, 2008.  Since September 2005, Mr. David has assisted in the formation and operation of a small volunteer organization in Israel called Children First, which assistance has included mentoring and teaching such children. After graduation high school, Mr. David’s joined the Israeli military in July 2004 and served until December 2005, which is where he began to create yearbooks for the military schools in Israel and for the military camps, in order for the families of the service men and women to have a better understanding of their military life, under his own company.  After his service in the military, Mr. David has devoted his time to the support and care of military units worldwide, and to the development of the software Mil Yearbook.  Mr. David is uniquely suited to serve as a Director of the Company because he has worked to develop the Mil Yearbook product since the Company’s inception and has prior experience relating to the growth and difficulties which a start-up software company faces.

Mr. Fouad Dasuka

Mr. Fouad Dasuka, our Director since March 24, 2008 was a loans officer, investment adviser and bank manager in Israel for the Bank Hapoalim from May 1980 to December 2008 Mr. Dasuka has been retired for two years, other than his service to the Company.   In 1999 he received his Bachelors Degree in Finance.  Mr. Dasuka has devoted many years of his life to helping and teaching individuals to plan and manage their financial future. He has over the years developed a personal financial plan that helps people save their hard earned money and build wealth for their futures. Mr. Dasuka’s many years of knowledge and experience has been invaluable to many thousands of people over the years.  Mr. Dasuka has a background with raising capital and has the knowledge necessary to run an international company, as well as the marketing ability to help increase the Company’s market proliferation and help the Company’s efforts to increase its sales.

Both Mr. David and Mr. Dasuka have served as Directors and officers of the Company since its incorporation in March 2008 and have personally guided the Company through its business plan and the development of its software to date.

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and promoters (as described below) have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences’);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and Director, Mr. Gilad David, at the address appearing on the first page of this prospectus.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407 of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Code of Ethics

As of December 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Gilad David President and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Mr. Fouad DasukaDirector)	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Mr. Gilad David	-	-	-	-	-	-	-	-	-
Mr. Fouad Dasuka	-	-	-	-	-	-	-	-	-

Options/SAR Grants

From March 24, 2008 (inception) to date, we have not granted any stock options or stock appreciation rights to any of our Directors or executive officers.

Compensation of Directors

There are no arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2010 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current Directors and executive officers.  The shareholders have sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Mr. Gilad David	2,000,000	41.595%

Common Stock	Mr. Fouad Dasuka	2,000,000	41.595%

All officers as a Group (2 persons)		4,000,000	83.19%

(1)	Based on 4,808,000 shares of our common stock outstanding.
(2)	The address for Mr. Gilad David is Jerusalem Street, Unit 7 Block 2 Or Akiva, Israel. The address for Mr. Fouad Dasuka is 37 4th Street Fureidis Israel 3898.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

In March 2008, Gilad David and Fouad Dasuka were appointed as Directors of the Company.

In March 2008, Gilad David was appointed the President of the Company and Ruthy Navon was appointed as the Secretary of the Company.

In December 2008, the Company’s bank account was closed and the funds which were in the bank account, approximately $26,500, were provided in the form of check in the Company’s name, to Ruthy Navon, the Company’s then secretary (who since resigned as Secretary of the Company in June 2010) and the check was held on behalf of the Company by Ms. Navon. In April 2010, the Company opened a new bank account and the funds held by Ms. Navon in the form of the check in the Company’s name, were deposited into the Company’s bank account. There was no formal agreement and no interest was charged to or by Ms. Navon, and no fees were charged to the Company by Ms. Navon.

In June 2010, Ruthy Navon resigned as the Secretary of the Company.

In March 2008, we sold 2,000,000 shares of common stock each to Gilad David and Fouad Dasuka (4,000,000 shares total), our President and Director and Director, respectively, in consideration for $200 each ($400 total) or $0.0001 per share.

On October 11, 2010, the Company entered into a Licensing Agreement (the “Licensing Agreement”) with RN Consulting Services, d/b/a YearBook Alive Software, an entity controlled by Ruthy Navon, our promoter (as described below) and former Secretary (“RN Consulting”).  The Licensing Agreement amended, replaced and superseded a prior Reseller Agreement entered into between RN Consulting (in the name of Yearbook Alive Software) and the Company on or around March 1, 2008.  Pursuant to the Licensing Agreement, RN Consulting agreed to provide us an exclusive, limited, non-transferable (except in connection with the sale of our products) license to use, market, sell and distribute certain software which RN Consulting owns, which allows users to create and burn interactive digital memories on CD/DVD (the “Technology”) in software and products we sell and plan to sell to the Military (the “License”).  Pursuant to the Licensing Agreement, no fees are due to RN Consulting under the License until July 31, 2011, subsequent to which we agreed to pay RN Consulting 10% of any of our net sales (i.e., total sales after taxes) related to the use of the Technology, payable monthly in arrears during the term of the License.  The License terminates immediately upon the termination of the Licensing Agreement. The License and the Licensing Agreement are described in greater detail above under “Material Agreements.”

In December 2010, the Company entered into a First Addendum to the Licensing Agreement, effective as of the effective date of the Licensing Agreement, to clarify and confirm that RN Consulting would provide technical software support to the Company and to customers of the Company, at no cost to the Company.

Ruthy Navon, because of her relationship to the Company and as a result of the Independent Contractors Agreement and Licensing Agreement that RN Consulting, an entity which she controls has entered into with the Company, is considered a Promoter of the Company.

Ruthy Navon, our former Secretary has agreed to assist the Company in connection with the steps required for the Company to become a fully reporting company in the United States and to obtain a listing on the Over-The-Counter-Bulletin Board pursuant to an Independent Contractor Agreement entered into with RN Consulting, and in consideration for $3,000.   Ms. Navon currently assists various companies which have operations, assets and officers and Directors located in Israel.  She previously lived in Israel and has been personally acquainted with the Company’s management since approximately 2004.  Ms. Navon assisted the Company in connection with engaging United States legal counsel, independent auditors, the opening of bank accounts and with obtaining a principal office location in the United States.  Ms. Navon also serves as a liaison between the Company’s officers and Directors in Israel and the Company’s attorneys and auditors located in the United States.  Ms. Navon has also assisted and advised the Company’s officers and Directors with information from her prior experience with publicly reporting companies in the United States, and the steps, timing and process to become publicly-traded in the United States, as well as providing suggestions to the Company’s management (based on her prior public company experience) on the terms of the Company’s prior private placement offering and the capital structure of the Company.  Ms. Navon also served as the Company’s Secretary until June 2010, so that she could enter into agreements for and open a bank account for the Company, as its other officers and Directors are residents of and reside in Israel.  Ms. Navon does not own any interest, contingent or otherwise in the Company, other than the $3,000 which she was paid as provided above and as a result of the Licensing Agreement as described above.

The Company is indebted to the Company’s former Secretary, Ruthy Navon in the amount of $8,708 at December 31, 2010, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

Other than as provided above, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, shareholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Item 14.   Principal Accounting Fees and Services

The firm of GBH CPAs, PC currently serves as the Company’s independent accountants. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  We do not currently have an audit committee. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses, in connection with the audits of our consolidated  financial statements for the two most recent  fiscal years and for the reviews of our financial information  included in our Annual  Report on Form 10-K  and our  quarterly reports on Form 10-Q during the fiscal years ending  December  31, 2010 and December 31, 2009 were approximately $14,000 and $5,000, respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our independent registered public accounting firm for fiscal 2010 and 2009 were approximately $0 and $0, respectively.

There were no audit-related or other fees billed by our independent registered public accounting firm for the years ended December 31, 2010 and 2009.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2010 and 2009
F-3	Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from inception (March 24, 2008) through December 31, 2010
F-4	Statements of Stockholders’ Equity (Deficit) for the period from inception (March 24, 2008) through December 31, 2010
F-5	Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from inception (March 24, 2008) through December 31, 2010
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on December 16, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Profits Ten, Inc.

By:	/s/ Gilad David
Gilad Davis, President and Director (Principal Executive Officer)
March 31, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Gilad David
Gilad David, President and Director (Principal Executive Officer)
March 31, 2011

By:	/s/ Fouad Dasuka
Fouad Dasuka Director
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Net Profits Ten Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Net Profits Ten Inc. (A Development Stage Company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from March 24, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Profits Ten Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from March 24, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Net Profits Ten Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Net Profits Ten Inc. has an accumulated deficit, limited liquidity and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 30, 2011

NET PROFITS TEN INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash	$2,392	$-
Related party receivable	-	26,481
Prepaid expenses	131	-

Total Current Assets	2,523	26,481

Property and equipment, net	3,988	-

TOTAL ASSETS	$6,511	$26,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7,638	$-
Advances from related party	8,708	-

Total Current Liabilities	16,346	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
4,808,000 shares issued and outstanding, respectively	481	481
Additional paid-in capital	40,319	40,319
Deficit accumulated during the development stage	(50,635)	(14,319)

Total Stockholders' Equity (Deficit)	(9,835)	26,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,511	$26,481

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Operations

	For the year ended, December 31, 2010	For the year ended December 31, 2009	For the period from inception (March 24, 2008) through December 31, 2010

REVENUES

Sales (Software)	$10,188	$-	$10,188

Total Revenues	10,188	-	10,188
COSTS AND EXPENSES

Operating expenses	46,504	-	60,823

Total costs and expenses	46,504	-	60,823

NET LOSS	$(36,316)	$-	$(50,635)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, BASIC AND DILUTED	4,808,000	4,808,000

The accompanying notes are an integral part of these financial statements

F-3

NET PROFITS TEN INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, March 24, 2008	-	$-	$-	$-	$-

Stock issued for cash at $0.0001 per share	4,000,000	400	-	-	400

Stock issued for cash at $0.05 per share	808,000	81	40,319	-	40,400

Net loss				(14,319)	(14,319)

Balance, December 31, 2008	4,808,000	481	40,319	(14,319)	26,481

Net loss				-	-

Balance, December 31, 2009	4,808,000	481	40,319	(14,319)	26,481

Net loss				36,316	36,316

Balance, December 31, 2010	4,808,000	$481	$40,319	$(50,635)	$(9,835)

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Cash Flows
	For the year ended, December 31,	For the year ended December 31,	For the period from inception (March 24, 2008) through December 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net Loss	$(36,316)	$-	$(50,635)

Adjustments to reconcile Net Loss to
net cash used in operating activities
Depreciation and amortization	914	-	914

Changes in operating assets and liabilities:
Related party receivable	26,481	-	-
Prepaid expenses	(131)	-	(131)
Accounts payable and accrued expenses	7,638	-	7,638
Net Cash Used in
Operating Activities	(1,414)		(42,214)

INVESTING ACTIVITIES	-	-	-

Purchase of property and equipment	(4,902)	-	(4,902)

Net Cash Used in
Investing Activities	(4,902)	-	(4,902)

FINANCING ACTIVITIES
Advances from related party	8,708	-	8,708
Proceeds from stock issuances	-	-	40,800

Net Cash Provided by
Financing Activities	8,708	-	49,508

NET DECREASE IN CASH	2,392	-	2,392

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$2,392	$-	$2,392

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to Financial Statements

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Net Profits Ten Inc. (the “Company”) was incorporated in the State of Nevada on March 24, 2008. The Company is engaged in offering interactive software products for the creation of an interactive digital yearbook designed for fundraising for the military. During the year ended December 31, 2010, the Company generated  revenues from its planned operations; however, the Company is classified as a development stage company since it has earned only nominal amounts of revenue and is devoting most  its efforts to developing its website, finalizing the design and development of its software, and  raising capital.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of approximately $51,000 as of December 31, 2010, limited liquidity and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
 The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Property and Equipment
Property and equipment are recorded at cost and are comprised of computer and equipment and website and software development costs. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

The Company capitalizes software acquisition and development costs incurred during the software application development stage. The software application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.  Capitalized software acquisition and development costs, once placed in service, are amortized using the straight-line method over the estimated useful life. Capitalized software acquisition and development costs subject to amortization are carried at cost less accumulated amortization. Costs totaling approximately $4,500 were paid to unrelated third parties for the copyright to the software development platform, development of the software and development of the Company’s website during the year ended December 31, 2010. Development of the basic software had been completed at December 31, 2010; thus, amortization of the capitalized costs was recognized during the year. The Company was committed to pay $4,500 to an unrelated third party by December 1, 2010, subject to the programmer completing the development of the software; however, the Company had not remitted payment to the unrelated third party by December 31, 2010 since the programmer had not completed the development of the final software. The Company will remit the $4,500 to the third party upon the completion of the development of the software.

The estimated useful lives for significant property and equipment categories are as follows:

Computers and equipment	5 years
Website and software development costs	3 years

Management evaluates the recoverability of the Company’s property and equipment including website and capitalized software development costs when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable property and equipment may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment of its property and equipment for the period ended December 31, 2010.

Revenue Recognition

The Company evaluates the recognition of revenue based on the criteria set forth in ASC Topic 985, “Software Revenue Recognition,” and recognizes revenue when all four of the following criteria are met:

     *    EVIDENCE OF AN ARRANGEMENT. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products that must be present in order to recognize revenue.

     *    DELIVERY.  Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For web-based services, delivery is considered to occur as the service is provided.  For digital downloads that do not have an online service component, delivery is considered to occur generally when the download is made available.

     *    FIXED OR DETERMINABLE FEE. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

     *    COLLECTION IS DEEMED PROBABLE.  Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when  collection  becomes  probable (generally upon cash collection).

Determining whether and when some of these criteria have been satisfied often involves assumptions  and  management  judgments that  can  have significant  impact on the  timing  and amount of revenue we report in each period.  Changes to these assumptions or management judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. Sales transactions may consist of multiple element arrangements which typically would include technical support and other service fees.   These  multiple   element arrangements  must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon delivery,  if any, and the  period  and  conditions   under  which  deferred   revenue  should  be recognized.

Gross Versus Net Revenue Classification

In the normal course of business, the Company acts as a principal with respect to sales to third parties.  The Company distributes software in accordance with a reseller agreement with a third-party software developer.  As  required  by FASB  ASC Subtopic  605-45,  “Principal Agent  Considerations”,  such  transactions are recorded  on a "gross" or "net" basis  depending  on whether the Company is acting as the "principal" in the transaction or acting as an "agent" in the transaction.  The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, revenues are recorded on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent and, accordingly, revenues are recorded on a net basis.  To the extent  revenues  are  recorded  on a gross  basis,  any participations and royalties paid to third parties are recorded as expenses so that  the net  amount (gross  revenues  less  expenses) flows  through operating  income.  To the extent revenues are recorded on a net basis, revenues are reported based on the amounts received, less participations and royalties paid to third parties. In both cases, the impact on operating income is the same whether the Company records the revenues on a gross or net basis. The Company is not considered an agent since it has a license to the software that it can modify and develop specifically for its customers. Based on an evaluation of the individual terms of its contracts, the Company determined that it is a principal and will record any revenues from the sale of software on a gross basis.

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to the net loss before provision for income taxes for the following reasons:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Income tax expense (benefit) at statutory rate	$(5,447)	$(2,148)
Change in Valuation allowance	5,447	2,148
Income tax expense (benefit)	$-	$-

Net Deferred tax assets consist of the following components as of:

	December 31, 2009	December 31, 2008
NOL Carryover	$7,595	$2,148
Valuation allowance	(7,595)	(2,148)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $51,000 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carry forwards begin to expire in 2028.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2009-14 to have a material impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.  STOCKHOLDERS’ EQUITY

On March 24, 2008 (inception), the Company issued 4,000,000 shares of its common stock to its founders for cash of $400.

During June 2008, the Company closed a private placement for 808,000 common shares at a price of $0.05 per share, or an aggregate of $40,400. The Company received $40,400 of proceeds.

Common Stock
 The Company is authorized to issue 100,000,000 common shares with a par value of $0.0001. As of December 31, 2010, there were 4,808,000 shares of common stock issued and outstanding.  Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no pre-emptive, subscription or conversion rights. There is no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There are no cumulative voting rights. Each shareholder is entitled to receive the dividends as may be declared by our directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Company’s directors are not obligated to declare a dividend. Since inception the Company has not paid or declared any dividends on common stock.

 Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.  As of December 31, 2010, there were no preferred shares issued and outstanding.  The Company’s board of directors is authorized by the articles of incorporation to divide the authorized shares of preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company’s board of directors is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

Warrants
There are no outstanding warrants to purchase the Company’s securities.

Stock Options
The Company has not granted any stock options. There are no options to purchase securities outstanding.

3.             RELATED PARTY TRANSACTIONS

The Company is indebted to the Company’s former Secretary, Ruthy Navon in the amount of $8,708 at December 31, 2010, representing cash advances and expenses paid on behalf of the Company. The balance consists of advances that are non-interest bearing, unsecured and due on demand.

The Company is assisted by our former Secretary, Ruthy Navon, who serves as an independent contractor to the Company and agreed to assist the Company in connection with the steps required for the Company to become a fully reporting company in the United States and to obtain a listing on the Over-The-Counter-Bulletin Board pursuant to an agreement entered into with an entity she controls, and for consideration of $3,000. Ms. Navon also serves as a liaison between the Company’s officers and Directors in Israel and the Company’s attorneys and auditors located in the United States.  Ms. Navon does not own any interest, contingent or otherwise in the Company.

During October 2010 and December 2010, the Company amended its Licensing Agreement (the “Licensing Agreement”) with RN Consulting Services, d/b/a YearBook Alive Software, an entity controlled by Ruthy Navon, the Company’s promoter and former Secretary (“RN Consulting”).  The Licensing Agreement amended, replaced and superseded a prior agreement entered into between RN Consulting (in the name of Yearbook Alive Software) and the Company in March 2008.  Pursuant to the Licensing Agreement, RN Consulting agreed to provide the Company an exclusive, limited, non-transferable license to use, market, sell and distribute certain software which RN Consulting owns, which allows users to create and burn interactive digital memories on CD/DVD (the “Technology”) in software and  products the Company sells and plans to sell to the Military (the “License”).  Military is defined in the Licensing Agreement as military personnel, service persons, persons in the military reserves; persons in training for a career in and/or service in the military (including cadets and the ROTC (Reserve Officers’ Training Corp); military organizations (located throughout the world), organizations with functions similar to the military such as the coast guard, national guard or foreign legion; and current, former or retired military personnel.  Pursuant to the Licensing Agreement, no fees are due to RN Consulting under the License until July 31, 2011, subsequent to which the Company agreed to pay RN Consulting a 10% royalty of any of the Company’s net sales (i.e., total sales after taxes) related to the use of the Technology, payable monthly in arrears during the term of the License.  The License terminates immediately upon the termination of the Licensing Agreement.

Under the original agreement, that was effective March 2008, the Company could choose to extend the license after July 31, 2011 by either (a) paying 10% of its net sales to RN Consulting, (b) paying RN Consulting a flat fee of $100,000, or (c) paying RN Consulting an annual fee of $50,000 plus 2% of all net sales for a term of 5 years. The Company was required to promote Yearbook Alive’s software on its website and RN Consulting was required to provide technical support to the Company’s customers. RN Consulting could terminate the agreement at any time with 30 day’s notice or immediately upon a breach of the agreement by the Company.

 The prior agreement, that was effective March 2008, with YearBook Alive Software was amended in October 2010 and December 2010 as follows: (i) changed the name of the contracting party from Yearbook Alive Software (a d/b/a) to RN Consulting; (ii) provided that the agreement was only in connection with the sale of the Company’s products to the military, which was unclear in the original agreement; (iii) provided that the Company could sell the software royalty free until July 31, 2011 and thereafter pay RN Consulting 10% of all net sales; (iv) removed the requirement from the original agreement for the Company to promote Yearbook Alive’s software on its website; (v) revised the termination provisions of the original agreement so that the agreement remains in effect until the earlier of (a) the mutual written consent of the parties; (b) the occurrence of any act, which by law, would require the License to terminate; (c) the bankruptcy of either party; or (d) upon thirty days written notice by a non-breaching party, upon the material breach of a material obligation of or the gross negligence in connection with the fulfillment of the duties of such party in connection with the Licensing Agreement by the other party, and provided that such breaching party does not cure such breach within such 30 day notice period. The result of the revisions and amendments was to more accurately reflect the parties’ original intentions for the agreement. The modifications to the Licensing Agreement had no effect on the Company’s reported financial position, results of operations or cash flows.

4.             SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.