Form 10-Q
period 2011-07-01
Net Profits Ten Inc.
filed 2011-08-11
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

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

Large accelerated filer [ ]	Accelerated filer o
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [ ]

As of August 11, 2011, there were 4,808,000 shares of the issuer's common stock outstanding.

Net Profits Ten Inc.

Form 10-Q

For the Three Months and Six Months Ended June 30, 2011

INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	F-1

	Statements of Operations - For the three months and six months ended June 30, 2011 and 2010 and from Inception (March 24, 2008) through June 30, 2011 (Unaudited)	F-2

	Statement of Stockholders’ Equity (Deficit)- From Inception (March 24, 2008) through June 30, 2011 (Unaudited)	F-3

	Statements of Cash Flows - For the six months June 30, 2011 and 2010 and from Inception (March 24, 2008) through June 30, 2011 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)
ASSETS
	June 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$80	2,392
Prepaid expenses	-	131

Total Current Assets	80	2,523

PROPERTY AND EQUIPMENT, Net	3,238	3,988

TOTAL ASSETS	$3,318	$6,511

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,637	$7,638
Advances from related party	24,214	8,708

Total Current Liabilities	25,851	16,346

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at
par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at
par value of $0.0001, 4,808,000
issued and outstanding, respectively	481	481
Additional paid-in capital	40,319	40,319
Deficit accumulated during the development stage	(63,333)	(50,635)

Total Stockholders' Deficit	(22,533)	(9,835)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$3,318	$6,511

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception on
	For the Three	For the Three	For the Six	For the Six	March 24, 2008
	Months Ended	Months Ended	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$4,993	$-	$4,993	$10,188

OPERATING EXPENSES

General and administrative	6,063	18,747	12,698	18,747	73,521

Total Operating Expenses	6,063	18,747	12,698	18,747	73,521

LOSS FROM OPERATIONS	(6,063)	(13,754)	(12,698)	(13,754)	(63,333)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(6,063)	$(13,754)	$(12,698)	$(13,754)	$(63,333)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	4,808,000	4,808,000	4,808,000	4,808,000

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, March 24, 2008	-	$ -	$ -	$-	$ -

Common stock issued to founders
for services at $0.0001 per share	4,000,000	400	-	-	400

Common stock issued for cash
at $0.05 per share	808,000	81	40,319	-	40,400

Loss from inception through
December 31, 2008	-	-	-	(14,319)	(14,319)

Balance, December 31, 2008	4,808,000	481	40,319	(14,319)	26,481

Loss for the year ended
December 31, 2009	-	-	-	-	-

Balance, December 31, 2009	4,808,000	481	40,319	(14,319)	26,481

Loss for the year ended
December 31, 2010	-	-	-	(36,316)	(36,316)

Balance, December 31, 2010	4,808,000	481	40,319	(50,635)	(9,835)

Loss for the six months ended
June 30, 2011	-	-	-	(12,698)	(12,698)

Balance, June 30, 2011	4,808,000	$481	$40,319	$ $(63,333)	$(22,533)

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			From Inception on
	For the Six	For the Six	March 24, 2008
	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	$(12,698)	$(13,754)	$(63,333)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization expense	750	2	1,664
Changes in operating assets and liabilities:
Prepaid expenses	131	(1,470)	-
Accounts payable	(6,001)	913	1,637
Net Cash Used in Operating Activities	(17,818)	(14,309)	(60,032)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,500)	(4,902)
Net Cash Used in Investing Activities	-	(3,500)	(4,902)

FINANCING ACTIVITIES
Proceeds from common stock issued	-	-	40,800
Proceeds from related party payables	15,506	26,481	24,214
Net Cash Provided by Financing Activities	15,506	26,481	65,014
NET INCREASE (DECREASE) IN CASH	(2,312)	8,672	80
CASH AT BEGINNING OF PERIOD	2,392	-	-

CASH AT END OF PERIOD	$80	$8,672	$80
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Basis of Presentation

The accompanying unaudited interim financial statements of Net Profits Ten, Inc.  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

Subsequent Events

The Company’s management reviewed all material events through the date these financial statements were issued.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $25,771 at June 30, 2011, has generated revenues of $10,188 since inception and has an accumulated deficit of $63,333 at June 30, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

 NOTE 3 – RELATED PARTY PAYABLES

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party. The related party payable totals $24,214 at June 30, 2011, bears no interest, is unsecured and due upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of June 30, 2011. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

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

Below is a flow chart describing in greater detail the Company’s planned distribution steps for its Mil Yearbook software:

For example: each CD/DVD costs less than a $1 to produce and the Company believes that each can possibly be sold for approximately $12-$25 per unit, with each CD being sold for approximately $12 and each DVD (which holds more information being sold for $20).  The above sample prices represent the Company’s estimates and beliefs of the fair values of the resulting products; however, the Company does not have any evidence that such products will be able to be sold for those prices, and final prices will be determined by individual customers, based on their own estimation of the value of the product created and the ultimate market for such product.  Each group will keep 100% of the profits of any sales, and as such, the ultimate price at which customers determine to sell the products will not have any effect on the Company’s revenues.

Our software (which is still in development) involves the following simple three-step process for the creation of the interactive Mil Yearbook:

We intend for our customers to use a simple three step process for the creation of the interactive Mil Yearbook as follows:

•	Add Media
Creates galleries to put their pictures into. They then import photos and videos from a digital camera, scanner, hard drive and the internet to the galleries they have created.

•	Add Text
There will be different sections or categories built in to the CD/DVD where they can add text such as:

1)	The Phone Book – they will be able to add the names, phone numbers and addresses of their fellow enlisted, commanding officer and emergency numbers.

2)	The Personnel Page – this section lets them add the names and rank of their friends and family.

3)	The Galleries – this is where they will be able to add text naming their Galleries of pictures and add names or stories to each individual picture.

•	Add Audio

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

Estimated Expenses for the Next Twelve-Month Period
The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.  We plan to pay for such expenses as described below under “Liquidity and Capital Resources.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010
We generated no revenues for the three months ended June 30, 2011, compared to $4,933 in revenues for the three months ended June 30, 2010.  We have generated a total of $10,188 of revenues since inception.

We had operating expenses of $6,063 for the three months ended June 30, 2011, compared to $18,747 in operating expenses for the three months ended June 30, 2010, which decrease was due to the fact that we had no sales during the three months ended June 30, 2011.  Operating expenses for the three months ended June 30, 2011 and 2010 included $5,540 and $16,772 of professional fees, respectively. We had a net loss of $6,063 for the three months ended June 30, 2011 compared to $13,754 in 2010. We anticipate our operating expenses will increase as we implement our business plan.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010
We generated no revenues for the six months ended June 30, 2011, compared to $4,993 in revenues for the six months ended June 30, 2010.  We have generated a total of $10,188 of revenues since inception.

We had operating expenses of $12,698 for the six months ended June 30, 2011, compared to $18,747 in operating expenses for the six months ended June 30, 2010, which decrease was due to the fact that we had no sales during the six months ended June 30, 2011.  Operating expenses for the six months ended June 30, 2011 and 2010 included $11,775 and $16,772 of professional fees, respectively. We had a net loss of $12,698 for the six months ended June 30, 2011 compared to $13,754 in 2010. We anticipate our operating expenses will increase as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $400 from the sale of stock to our officer and Directors and $40,400 through a private placement to 38 non-affiliated investors. At June 30, 2011, we had a working capital deficit of $25,771, which represented $80 of cash offset by $25,851 of current liabilities, including $1,637 of accounts payable and $24,214 of advances from a related party, which accrue no interest and are payable on demand.  We had a deficit accumulated during the development stage of $63,333 as of June 30, 2011.

We had net cash used in operating activities of $17,818 for the six months ended June 31, 2011, which mainly consisted of the net loss of $12,698 for the six months ended June 30, 2011 and $6,001 of decrease in accounts payable and accrued expenses.

We had $15,506 of net cash provided by financing activities for the six months ended June 30, 2011, which was solely due to proceeds borrowed from a related party.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000.  Given our cash position of $80 as of June 30, 2011, we will experience a shortfall in the next twelve months. How long Net Profits Ten Inc. will be able to satisfy its cash requirements depends on how quickly we can generate revenue and how much revenue can be generated.  We estimate that our current cash balances will be extinguished by July 2011.

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

Our continuation is dependent upon us raising additional capital. In this regard we have raised additional capital through private placements,  but we will still require additional funds to continue our operations and plans.

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

Off-Balance Sheet Arrangements
None.

Recent Accounting Pronouncements

For the three month period ended June 30, 2011, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2010.

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

RISKS RELATED TO OUR BUSINESS

Because we have not generated revenues sufficient to cover our operating expenses and have incurred losses for the period from March 24, 2008 (inception) to June 30, 2011 there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our company.

We generated revenues of $10,188 during the period from inception (March 24, 2008) through June 30, 2011, and did not generate any revenues for the six months ended June 30, 2011.  As of June 30, 2011, we had a working capital deficit of $25,771 and a total accumulated deficit of $63,333. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern.   If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made, should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

We just recently began generating revenues and we face many obstacles as a startup venture. We may never be able to execute our business plan.

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

We may not be able to obtain additional necessary funding.  We generated revenues of $10,188 during the period from inception (March 24, 2008) through June 30, 2011, and did not generate any revenues for the six months ended June 30, 2011.  There can be no assurance that we will ever achieve any profitability or revenues sufficient to support our operations. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

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

We generated revenues of $10,188 during the period from inception (March 24, 2008) through June 30, 2011, which were not sufficient to offset the expenses associated with our operations, and the marketing of, our software.

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

We were incorporated on March 24, 2008, and have very limited operations.  While we have not realized any material revenues to date, a beta version of the Mil Yearbook is ready for commercial sale, however we do not expect the full version to be completed until September 2011. We have no operating history at all upon which an evaluation of our future success or failure can be made. As of June 30, 2011, we had a working capital deficit of $25,771 and a total accumulated deficit of $63,333, and expect to have net losses over the next 12 months. These losses will come due to substantial costs and expenses associated with the further development, marketing and distribution of our software.

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

As of June 30, 2011, we had a working capital deficit of $25,771 and a total accumulated deficit of $63,333, and we anticipate incurring costs of at least $40,000 within the next 12 months, which we hope to raise through the sale of debt or equity securities and/or through traditional bank funding.

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

We intend to hire a software development firm(s) to maintain our Mil Yearbook software. We have estimated the total costs for this purpose at $8,000 (as of June 30, 2011 we had paid $3,500 of this cost).  If we are unable to contract qualified software development firm(s) to maintain our software, whether because we cannot find them, cannot attract them to our company, or cannot afford them, we will not be able to continue our planned business operations.

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

Mr. Gilad David, our President, Treasurer and Director, is a citizen and a resident of Israel, and all or a substantial portion of his assets are located outside of the United States.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

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

There can be no assurance that our software will achieve a level of market acceptance that will make us profitable.

We believe that the acceptance of our software products will depend on our ability to:

•	Develop a user-friendly software product that appeals to our potential clients and customers.
•	Effectively market our software through our website as well as, resellers and distributors.
•	Price and license the software products in a manner that is appealing to potential customers.
•	Develop and maintain a favorable reputation among our potential clients and customers.
•	Develop brand recognition.
•	Have the financial ability to withstand downturns in the general economic environment or conditions that would slow the licensing of our software products.

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

The software and services must take advantage of technological advancements and changes, and respond accordingly to new and changing customer requirements. Our success in designing, developing, and selling such software and services will depend on a variety of factors, including:

•	Success of promotional and marketing efforts.
•	The identification of market demands for new or upgraded software and services.
•	Timely implementation of software and services offering.
•	Software and service performance.
•	Cost-effectiveness of software and service.

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

Although presently we are not aware of any such claims, a third party may assert that our technology or technologies of entities we acquire or license violates its intellectual property rights. As the number of software products in our market increases and the functionality of those software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

•	Be Expensive and time consuming to defend.
•	Result in negative publicity.
•	Force us to stop licensing our software products that incorporate the challenged intellectual property.
•	Require us to redesign our software products.
•	Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

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
 These factors include:
•	Quarterly variations in our results of operations or those of our competitors;
•	Announcements by us or our competitors of acquisitions, new software products, significant contracts, commercial relationships or capital commitments;
•	Disruption to our operations;
•	Commencement of, or our involvement in, litigation;
•	Any major change in our board or management;
•	Changes in governmental regulations or in the status of our regulatory approvals; and
•	General market conditions and other factors, including factors unrelated to our own operating performance.
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

NET PROFITS TEN INC.

Dated: August 11, 2011	By: /s/ Gilad David
Gilad David
President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)