Form 10-Q
period 2011-09-30
Net Profits Ten Inc.
filed 2011-11-10
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-167777

Net Profits Ten Inc.
(Exact name of registrant as specified in its charter)

Nevada	7372	77-0716386
(State or other jurisdiction of Incorporation or organization)	Primary Standard Industrial Classification Code Number	(IRS Employer Identification No.)

1736 Angel Falls Street
Las Vegas, NV 89142-1230
(Address of principal executive offices
And zip code)

(209) 694-4885
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer m
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 24, 2011, there were 4,808,000 shares of the issuer's common stock outstanding.

  November 10, 2011

Net Profits Ten Inc.

Form 10-Q

For the Three Months and Nine Months Ended September 30, 2011

INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	F-1

	Statements of Operations - For the three months and nine months ended September 30, 2011 and 2010 and from Inception (March 24, 2008) through September 30, 2011 (Unaudited)	F-2

	Statement of Stockholders’ Equity (Deficit)- From Inception (March 24, 2008) through September 30, 2011 (Unaudited)	F-3

	Statements of Cash Flows - For the nine months September 30, 2011 and 2010 and from Inception (March 24, 2008) through September 30, 2011 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
NET PROFITS TEN INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$62	$2,392
Prepaid expenses	—	131

Total Current Assets	62	2,523

PROPERTY AND EQUIPMENT, Net of accumulated depreciation of $1,909 and $914	2,993	3,988

TOTAL ASSETS	$3,055	$6,511

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,813	$7,638
Advances from related party	28,207	8,708

Total Current Liabilities	30,020	16,346

STOCKHOLDERS’ DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	—	—
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,808,000 issued and outstanding	481	481
Additional paid-in capital	40,319	40,319
Deficit accumulated during the development stage	(67,765)	(50,635)

Total Stockholders’ Deficit	(26,965)	(9,835)
TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$3,055	$6,511

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on March 24, 2008 through
	2011	2010	2011	2010	September 30, 2011

REVENUES	$—	$2,599	$—	$7,592	$10,188

OPERATING EXPENSES

General and administrative	4,432	12,387	17,130	31,134	77,953

Total Operating Expenses	4,432	12,387	17,130	31,134	77,953

LOSS FROM OPERATIONS	(4,432)	(9,788)	(17,130)	(23,542)	(67,765)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(4,432)	$(9,788)	$(17,130)	$(23,542)	$(67,765)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,808,000	4,808,000	4,808,000	4,808,000

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, March 24, 2008	-	$-	$-	$-	$-

Common stock issued to founders for services at $0.0001 per share	4,000,000	400	-	-	400

Common stock issued for cash at $0.05 per share	808,000	81	40,319	-	40,400

Net loss from inception through December 31, 2008	-	-	-	(14,319)	(14,319)

Balance, December 31, 2008	4,808,000	481	40,319	(14,319)	26,481

Net loss for the year ended December 31, 2009	-	-	-	-	-

Balance, December 31, 2009	4,808,000	481	40,319	(14,319)	26,481

Net loss for the year ended December 31, 2010	-	-	-	(36,316)	(36,316)

Balance, December 31, 2010	4,808,000	481	40,319	(50,635)	(9,835)

Net loss for the nine months ended September 30, 2011	-	-	-	(17,130)	(17,130)

Balance, September 30, 2011	4,808,000	$481	$40,319	$(67,765)	$(26,965)

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
	For the Nine	For the Nine	March 24, 2008
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(17,130)	$(23,542)	$(67,765)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	995	341	1,909
Changes in operating assets and liabilities:
Prepaid expenses	131	-	-
Accounts receivable	-	26,481	-
Accounts payable	(5,825)	8,706	1,813
Net Cash Provided by (Used in) Operating Activities	(21,829)	11,986	(64,043)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,500)	(4,902)
Net Cash Used in Investing Activities	-	(3,500)	(4,902)

FINANCING ACTIVITIES
Proceeds from common stock issued	-	-	40,800
Proceeds from related party payables	19,499	-	28,207
Net Cash Provided by Financing Activities	19,499	-	69,007

NET INCREASE (DECREASE) IN CASH	(2,330)	8,486	62
CASH AT BEGINNING OF PERIOD	2,392	-	-

CASH AT END OF PERIOD	$62	$8,486	$62

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Net Profits Ten Inc. (the “Company”) was incorporated in the State of Nevada on March 24, 2008. The Company is engaged in offering interactive software products for the creation of an interactive digital yearbook designed for fundraising for the military. During the year ended December 31, 2010, the Company generated revenues from its planned operations; however, the Company is classified as a development stage company since it has earned only nominal amounts of revenue and is devoting most of its efforts to developing its website, finalizing the design and development of its software, and  raising capital.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission  (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results of operations for interim periods are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2011.

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

Subsequent Events

The Company’s management reviewed all material events through the date these financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $29,958 at September 30, 2011, has generated revenues of $10,188 since inception and has an accumulated deficit of $67,765 at September 30, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY PAYABLES

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for or made by a related party. The related party payable totals $28,207 at September 30, 2011, bears no interest, is unsecured and due upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of September 30, 2011. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

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

Status of Software Development
We currently have made limited sales of a basic stripped down operational version for our Mil Yearbook software based on the Technology (defined below).  The software is however currently being further refined to include additional capabilities which may include a private-chat like feature as well as the ability of the software to be used by multiple parties (i.e., so that more than one person can work on the same project), which the programmer engaged by the Company as provided below under “Material Agreements,” is in the process of completing.  The Company hopes to have those items completed by the end of September 2011, funding permitting; however the Company may require additional time for beta-testing the completed product.  We also anticipate that our website (which is currently operational in a limited capacity) will be fully operational by the end of March 2012.

Material Agreements
In June 2010, we entered into an agreement with a programmer, pursuant to which the programmer is to complete the development of the Mil Yearbook software and the Company’s website in consideration for an aggregate of $3,500 which was due and payable by June 14, 2010, and which funds have been paid to date, and $4,500 which was due and payable by December 1, 2010, subject to the programmer completing the development of the Mil Yearbook software as described in the agreement.  The Company had not remitted payment to the unrelated third party as of the date of this filing, since the programmer had not completed the development of the software. The Company will remit the $4,500 to the third party upon the completion of the development of the software, which the Company anticipates to be completed by March 2012.

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

Distribution of Software

We plan to price our software at between $499 and $1,299 in US dollars offering a downloadable version and a slightly higher priced boxed or hard copy version, depending on several factors including the final features which make it into the product and overall demand. Currently, we are offering the basic version of our software at $500, however, that price may change in the future. We hope that the majority of our sales moving forward will come from online sales of our software.  We hope to finalize the final version of the software by March 2012.

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

During the first stages of our growth, our officers and Directors will provide all of the labor required to execute our business plan at no charge, except we intend to hire a website programmer on a contract basis for two months beginning in approximately Feb 2012, at an estimated cost of $5,000 to finish and upgrade our website and we plan to outsource final software development tasks at an estimated total cost of $8,000, of which $3,500 has been paid and the remaining $4,500 we plan to pay out of our working capital and through funds raised through the sale of debt or equity securities and/or traditional bank funding.  The Licensing Agreement provides that we have the right to use the Technology free of charge until July 31, 2011, at which time we are required to pay RN Consulting 10% of the net sales (i.e., total sales after taxes) relating to such Technology.  As such, we do not anticipate having any expenses in connection with the Licensing Agreement until March 31, 2012, at which time the only fees due would be in direct relationship to our total sales.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010
We generated no revenues for the three months ended September 30, 2011, compared to $2,599 in revenues for the three months ended September 30, 2010.  We have generated a total of $10,188 of revenues since inception.

We had operating expenses of $4,432 for the three months ended September 30, 2011, compared to $12,387 in operating expenses for the three months ended September 30, 2010, which decrease was due to the fact that we had no sales during the three months ended September 30, 2011.  Operating expenses for the three months ended September 30, 2011 and 2010 included $4,432 and $12,171 of professional fees, respectively. We had a net loss of $4,432 for the three months ended September 30, 2011 compared to $9,788 in 2010. We anticipate our operating expenses will increase as we implement our business plan.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010
We generated no revenues for the nine months ended September 30, 2011, compared to $7,592 in revenues for the nine months ended September 30, 2010.  We have generated a total of $10,188 of revenues since inception.

We had operating expenses of $17,130 for the nine months ended September 30, 2011, compared to $31,134 in operating expenses for the nine months ended September 30, 2010, which decrease was due to the fact that we had no sales during the nine months ended September 30, 2011.  Operating expenses for the nine months ended September 30, 2011 and 2010 included $17,130 and $28,165 of professional fees, respectively. We had a net loss of $17,130 for the nine months ended September 30, 2011 compared to $23,542 in 2010. We anticipate our operating expenses will increase as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $400 from the sale of stock to our officer and Directors and $40,400 through a private placement to 38 non-affiliated investors. At September 30, 2011, we had a working capital deficit of $29,958, which represented $62 of cash offset by $30,020 of current liabilities, including $1,813 of accounts payable and $28,207 of advances from a related party, which accrue no interest and are payable on demand.  We had a deficit accumulated during the development stage of $67,765 as of September 30, 2011.

We had net cash used in operating activities of $21,829 for the nine months ended September 30, 2011, which mainly consisted of the net loss of $17,130 for the nine months ended September 30, 2011 and $5,825 of decrease in accounts payable and accrued expenses.

We had $19,499 of net cash provided by financing activities for the nine months ended September 30, 2011, which was solely due to proceeds borrowed from a related party.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000.  Given our cash position of $62 as of September 30, 2011, we will experience a shortfall in the next twelve months. How long we will be able to satisfy our cash requirements depends on how quickly we can generate revenue and how much revenue can be generated.  We estimate that our current cash balances will be extinguished by October 2011.

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

Off-Balance Sheet Arrangements
None.

Recent Accounting Pronouncements

For the nine month period ended September 30, 2011, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2010.

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

RISKS RELATED TO OUR BUSINESS

Because we have not generated revenues sufficient to cover our operating expenses and have incurred losses for the period from March 24, 2008 (inception) to September 30, 2011 there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our company.

We generated revenues of $10,188 during the period from inception (March 24, 2008) through September 30, 2011, and did not generate any revenues for the nine months ended September 30, 2011.  As of September 30, 2011, we had a working capital deficit of $29,958 and a total accumulated deficit of $67,765. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern.   If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

We may not be able to obtain additional necessary funding.  We generated revenues of $10,188 during the period from inception (March 24, 2008) through September 30, 2011, and did not generate any revenues for the nine months ended September 30, 2011.  There can be no assurance that we will ever achieve any profitability or revenues sufficient to support our operations. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

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

We generated revenues of $10,188 during the period from inception (March 24, 2008) through September 30, 2011, which were not sufficient to offset the expenses associated with our operations, and the marketing of, our software.

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

We were incorporated on March 24, 2008, and have very limited operations.  While we have not realized any material revenues to date, a beta version of the Mil Yearbook is ready for commercial sale, however we do not expect the full version to be completed until April 2012. We have no operating history at all upon which an evaluation of our future success or failure can be made. As of September 30, 2011, we had a working capital deficit of $29,958 and a total accumulated deficit of $67,765, and expect to have net losses over the next 12 months. These losses will come due to substantial costs and expenses associated with the further development, marketing and distribution of our software.

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

As of September 30, 2011, we had a working capital deficit of $29,958 and a total accumulated deficit of $67,765, and we anticipate incurring costs of at least $40,000 within the next 12 months, which we hope to raise through the sale of debt or equity securities and/or through traditional bank funding.

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

We intend to hire a software development firm(s) to maintain our Mil Yearbook software. We have estimated the total costs for this purpose at $8,000 (as of September 30, 2011 we had paid $3,500 of this cost).  If we are unable to contract qualified software development firm(s) to maintain our software, whether because we cannot find them, cannot attract them to our company, or cannot afford them, we will not be able to continue our planned business operations.

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

NET PROFITS TEN INC.

Dated: November 10, 2011	By:	/s/ Gilad David
Gilad David
President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)