Form 10-K
period 2011-12-31
Net Profits Ten Inc.
filed 2012-03-27
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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
None.

Securities registered under Section 12(g) of the Exchange Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

The issuer's revenues for the most recent fiscal year ended December 31, 2011 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrant’s common stock as of June 30, 2011.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:
4,808,000 shares of common stock issued and outstanding as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Part II

Part III

 PART I

Item 1.   Business

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to December 31, 2011. As used herein, the “Company,” “Net Profits,” “we,” “us,” “our” and words of similar meaning refer to Net Profits Ten Inc.

Our Business

Overview of the Company

We were incorporated on March 24, 2008 in the State of Nevada. We are focused on marketing and distributing user-friendly interactive yearbook software for the military. We have been doing business as Mil Yearbook. Our offices are currently located at: 1736 Angel Falls Street, Las Vegas, Nevada  89142-1230. Our telephone number is 1-209-694-4885. We have secured a domain name –www.netprofitsten.com, which is not functional and requires further development as of the date of this report, which website includes information we do not desire to be incorporated by reference herein.

Objectives

We are in the business of marketing and distributing user-friendly interactive yearbook software for the military. The software is planned to allow our customers to create and burn their own interactive digital memories on CD/DVD, as a “Mil Yearbook”, assuming we are able to complete the design and development of the software.  Once a CD/DVD is created, customers will be able to sell this Mil Yearbook as a fundraising venture for their particular organization (see also the flow chart below). They will be able to watch and play with their digital memories on a personal computer or DVD, or sell it to their friends and family. Our software is planned to allow for uploading photos, video, music and text to their Mil Yearbook.  The finalization and design and development of our software is subject to certain risks, as described in greater detail above under “Risk Factors,” and we may not be able to execute on our business plan and/or complete the development of the software in the future.

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

In May 2010, we generated approximately $5,000 in revenues from the sale of 10 copies of a basic version of our Mil Yearbook product at $500 per copy, none of which sales were made to related parties.  In September 2010, we generated $2,599 in revenues from the sale of five copies of a basic version of our Mil Yearbook product (at $500 per copy) and $99 in customization fees charged to one customer for additional functionality which was requested by such customer and in October 2010 we generated $1,099 in revenues from the sale of 2 copies of a basic version of our Mil Yearbook product (at $500 per copy) and $99 in customization fees charged to one customer for additional functionality which was requested by such customer and in December 2010 we generated approximately $1,500 in revenues from the sale of 3 copies of a basic version of our Mil Yearbook product. Moving forward we plan to complete our website (which is currently functional, but which we plan to further refine and expand) and the development of our product, which is functional, but requires further development to include the processes and modules described below.  We currently market our Mil Yearbook product on google.com, but plan to expand such marketing efforts in the future, funding permitting, as described below.

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

Our software (which is still in development) involves the following simple three-step process for the creation of the interactive Mil Yearbook:

We intend for our customers to use a simple three step process for the creation of the interactive Mil Yearbook as follows:

●	Add Media
Creates galleries to put their pictures into. They then import photos and videos from a digital camera, scanner, hard drive and the internet to the galleries they have created.

●	Add Text
There will be different sections or categories built in to the CD/DVD where they can add text such as:

1)	The Phone Book – they will be able to add the names, phone numbers and addresses of their fellow enlisted, commanding officer and emergency numbers.

2)	The Personnel Page – this section lets them add the names and rank of their friends and family.

3)	The Galleries – this is where they will be able to add text naming their Galleries of pictures and add names or stories to each individual picture.

●	Add Audio

This section lets the enlisted member add his or her favorite music or sound to the digital memories software.

We plan to develop a user friendly software product.

We plan to develop our software to be user friendly for all users, without the use of manuals and hours of practice. Regardless of the user’s level of computer literacy, our software will be designed to be easy to install, provide useful features, contain help support, be extremely easy to navigate and be fun and interactive.

We intend to concentrate our efforts on Software Functions

The software is planned to contain basic functions, including:

●	Easy and fast uploading, supporting a wide variety of formats such as: BMP, GIF, JPG, AVI, MPG, WMV, MP3, MP4, M4A, and M4V.
●	Photo, video and text preview at any time.
●	Adding text to various sections of the Mil Yearbook.
●	Ability to burn their digital Mil Yearbook onto CD/DVD.

When completed, our website will enable customers to place orders, purchase and download the software. Once the customer selects to purchase our product they are then directed to our order fulfillment page to complete their order, billing, and shipping information if they request a hard copy, rather than download the software from our website. The customer is then asked to agree with our terms and conditions of sale, and if in agreement, they are directed to the checkout page where PayPal information is requested. On completion, a final step displays the order and payment information for final confirmation by the customer.  The customer then receives an email summarizing the order, shipping and payment information.  We receive an identical email for order processing and fulfillment.

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

Status of Software Development

We currently have made limited sales of a basic stripped down operational version for our Mil Yearbook software based on the Technology (defined below).  The software is however currently being further refined to include additional capabilities which may include a private-chat like feature as well as the ability of the software to be used by multiple parties (i.e., so that more than one person can work on the same project), which the programmer engaged by the Company as provided below under “Material Agreements,” is in the process of completing.  The Company hopes to have those items completed by the end of 2012, funding permitting; however the Company may require additional time for beta-testing the completed product.  We also anticipate that our website (which is currently operational in a limited capacity) will be fully operational by the end of 2012.

Material Agreements

In June 2010, we entered into an agreement with a programmer, pursuant to which the programmer is to complete the development of the Mil Yearbook software and the Company’s website in consideration for an aggregate of $3,500 which was due and payable by June 14, 2010, and which funds have been paid to date, and $4,500 which was due and payable by December 1, 2010, subject to the programmer completing the development of the Mil Yearbook software as described in the agreement.  The Company had not remitted payment to the unrelated third party as of the date of this filing, since the programmer had not completed the development of the software. The Company will remit the $4,500 to the third party upon the completion of the development of the software, which the Company anticipates to be completed by 2012.

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

Pursuant to the Licensing Agreement, no fees were due to RN Consulting under the License until July 31, 2011, subsequent to which we agreed to pay RN Consulting 10% of any of our net sales (i.e., total sales after taxes) related to the use of the Technology, payable monthly in arrears during the term of the License.  The License terminates immediately upon the termination of the Licensing Agreement. As of December 31, 2011, the Company had generated no sales pursuant to this Licensing Agreement; therefore, no royalties were due to RN Consulting.

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

Source: Mary Meeker, Brian Pitz, and Brian Fitzgerald, "Internet Trends," (April 2004) a Morgan Stanley Research Report.

Growth of Electronic Commerce

Forrester Research believes that electronic commerce activity in the United States will grow at a compounded annual growth rate of approximately 10% from 2009 to 2014.

US online retail reached $155.2 billion in 2009 and is projected to grow to $248.7 billion by 2014.

(Source: Forrester Research, US Online Retail Forecast: 2009 to 2014, “Executive Summary”, March 5, 2010, Forrester Research, Inc., last reviewed July 27, 2010).

Marketing Strategy

We plan to market our software with a web-based marketing campaign.  We have budgeted $5,000 for this web-based campaign which will include the following:

E-mail Marketing

We have budgeted $3,000 from our marketing budget for an e-mail campaign. Emails will be sent only to those which have asked for or shown an interest in receiving information about our software.

Catalogue Advertising

One of our planned sources for advertising our software is by placing ads in software distributor catalogues. These catalogues are distributed to military units and military organizations across the United States as well as Europe and Australia and to retail outlets selling software.  Moving forward, and funding permitting, we plan to advertise our products in software distributor catalogues.

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

Distribution of Software

We plan to price our software at between $499 and $1,299 in US dollars offering a downloadable version and a slightly higher priced boxed or hard copy version, depending on several factors including the final features which make it into the product and overall demand. Currently, we are offering the basic version of our software at $500, however, that price may change in the future. We hope that the majority of our sales moving forward will come from online sales of our software.  We hope to finalize the final version of the software by the end of 2012.

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

According to The Military Zone, there are over 200 hundred military bases (including camps, forts and facilities) within the United State alone

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

Based on the foregoing information, we believe that if we are able to make our products attractive to only a small percentage of our target market in North America we will be able to generate the revenues we believe we require to sustain our operations. There can be no assurance, however, that our software products will appeal to our target market.

Competition

Net Profits Ten’s competition comes from several industry participants which include companies such as Yearbook Warehouse (http://www.yearbookwarehouse.com) and E-Yearbook (http://www.e-yearbook.com), however, we are not aware of any military yearbook suppliers offering digital services at this time.

Intellectual Property

The Company does not have any patents, trademarks, licenses, or franchises other than its rights in connection with the License, described above.  We also however maintain a website, as discussed above.

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in the United States and other jurisdictions.

We intend to aggressively assert our trademark rights and copyright laws, if any, moving forward, to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing on these rights.

While there can be no assurance that registered trademarks and copyrights we plan to apply for in the future, will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

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

 RISKS RELATED TO OUR BUSINESS

Because we have not generated revenues sufficient to cover our operating expenses and have incurred losses for the period from March 24, 2008 (inception) to December 31, 2011 there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We generated revenues of $10,188 during the period from inception (March 24, 2008) through December 31, 2010, and did not generate any revenues for the year ended December 31, 2011.  As of December 31, 2011, we had a working capital deficit of $33,655 and a total accumulated deficit of $72,101. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern.   If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made, should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

We have only generated minimal revenues to date and we face many obstacles as a startup venture. We may never be able to execute our business plan.

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

We may not be able to obtain additional necessary funding.  We generated revenues of $10,188 during the period from inception (March 24, 2008) through December 31, 2010, and did not generate any revenues for the year ended December 31, 2011.  There can be no assurance that we will ever achieve any profitability or revenues sufficient to support our operations. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

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

We generated revenues of $10,188 during the period from inception (March 24, 2008) through December 31, 2011, which were not sufficient to offset the expenses associated with our operations, and the marketing of, our software.

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

We were incorporated on March 24, 2008, and have very limited operations.  While we have not realized any material revenues to date, a beta version of the Mil Yearbook is ready for commercial sale, however we do not expect the full version to be completed until the end of 2012. We have no operating history at all upon which an evaluation of our future success or failure can be made. As of December 31, 2011, we had a working capital deficit of $33,655 and a total accumulated deficit of $72,101, and expect to have net losses over the next 12 months. These losses will come due to substantial costs and expenses associated with the further development, marketing and distribution of our software.

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

As of December 31, 2011, we had a working capital deficit of $33,655 and a total accumulated deficit of $72,101, and we anticipate incurring costs of at least $40,000 for the next 12 months, which we hope to raise through the sale of debt or equity securities and/or through traditional bank funding.

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

We intend to hire a software development firm(s) to maintain our Mil Yearbook software. We have estimated the total costs for this purpose at $8,000 (as of December 31, 2011 we had paid $3,500 of this cost).  If we are unable to contract qualified software development firm(s) to maintain our software, whether because we cannot find them, cannot attract them to our Company, or cannot afford them, we will not be able to continue our planned business operations.

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

The success of our business in part will depend on developing and maintaining relationships with retail suppliers, re-sellers and/or distributors. Achieving such acceptance will require significant time and marketing investment.

If we are unable to build these relationships with retail suppliers, re-sellers or distributors to sell our software, this could adversely affect our competitive position and cause us to lose potential customers or opportunities. Also, if we are accepted by retail suppliers, re-sellers or distributors but do not generate revenues at sufficient levels to support our operations and build our business, our business will fail.

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

The success or failure of further developing and marketing of the interactive military software for fundraising, Mil Yearbook, depends in large part on its desirability and ease of application in the target market. We cannot be sure that our development efforts will produce software that will fulfill the needs and appeal to the tastes of our expectant customers and clients.

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

There can be no assurance that our software will achieve a level of market acceptance that will make us profitable.

We believe that the acceptance of our software products will depend on our ability to:

●	Develop a user-friendly software product that appeals to our potential clients and customers.
●	Effectively market our software through our website as well as, resellers and distributors.
●	Price and license the software products in a manner that is appealing to potential customers.
●	Develop and maintain a favorable reputation among our potential clients and customers.
●	Develop brand recognition.
●	Have the financial ability to withstand downturns in the general economic environment or conditions that would slow the licensing of our software products.

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

The software and services must take advantage of technological advancements and changes, and respond accordingly to new and changing customer requirements. Our success in designing, developing, and selling such software and services will depend on a variety of factors, including:

☐	Success of promotional and marketing efforts.
☐	The identification of market demands for new or upgraded software and services.
☐	Timely implementation of software and services offering.
☐	Software and service performance.
☐	Cost-effectiveness of software and service.

We license the right to software which forms the framework for our Mil Yearbook software from RN Consulting, which is owned by Ruthy Navon, our promoter, and which software our current Mil Yearbook software is dependent on.

On October 11, 2010, the Company entered into a Licensing Agreement, which was amended in December 2010 (the “Licensing Agreement”), with RN Consulting Services, d/b/a YearBook Alive Software, an entity controlled by Ruthy Navon, our promoter (as described below) and former Secretary (“RN Consulting”).  The Licensing Agreement amended, replaced and superseded a prior Reseller Agreement entered into between RN Consulting (in the name of Yearbook Alive Software) and the Company on or around March 1, 2008.  Pursuant to the Licensing Agreement, RN Consulting agreed to provide us an exclusive, limited, non-transferable (except in connection with the sale of our products) license to use, market, sell and distribute certain software which RN Consulting owns, which allows users to create and burn interactive digital memories on CD/DVD (the “Technology”) in software and products we sell and plan to sell to the Military (the “License”).  “Military” is defined in the Licensing Agreement as military personnel, servicepersons, persons in the military reserves; persons in training for a career in and/or service in the military (including cadets and the ROTC (Reserve Officers’ Training Corp); military organizations (located throughout the world), organizations with functions similar to the military such as the coast guard, national guard or foreign legion; and current, former or retired military personnel.  Pursuant to the Licensing Agreement, no fees are due to RN Consulting under the License until July 31, 2011, subsequent to which we agreed to pay RN Consulting 10% of any of our net sales (i.e., total sales after taxes) related to the use of the Technology, payable monthly in arrears during the term of the License.  The License terminates immediately upon the termination of the Licensing Agreement. As of December 31, 2011, the Company had generated no sales pursuant to this Licensing Agreement; therefore, no royalties were due to RN Consulting.

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

Although presently we are not aware of any such claims, a third party may assert that our technology or technologies of entities we acquire or license violates its intellectual property rights. As the number of software products in our market increases and the functionality of those software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

☐	Be Expensive and time consuming to defend.
☐	Result in negative publicity.
☐	Force us to stop licensing our software products that incorporate the challenged intellectual property.
☐	Require us to redesign our software products.
☐	Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

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
These factors include:

☐	Quarterly variations in our results of operations or those of our competitors;
☐	Announcements by us or our competitors of acquisitions, new software products, significant contracts, commercial relationships or capital commitments;
☐	Disruption to our operations;
☐	Commencement of, or our involvement in, litigation;
☐	Any major change in our board or management;
☐	Changes in governmental regulations or in the status of our regulatory approvals; and
☐	General market conditions and other factors, including factors unrelated to our own operating performance.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2.   Properties

Our executive and principal office is located at 1736 Angel Falls Street, Las Vegas, Nevada  89142-1230. We lease the space pursuant to a Lease Agreement which is in effect from June 1, 2010 to December 31, 2012 (the “Term”), subject to renewal with the mutual consent of the parties.  Total rent due under the lease for the Term was $200, which funds have been paid to date. Pursuant to the Lease Agreement, we are provided the shared use of the landlord’s residence for our principal office location.

This location will serve as our primary executive offices for the foreseeable future. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

We also lease an office space which includes the use of a boardroom and break area at 5348 Vegas Dr., Las Vegas, Nevada 89108, which has a monthly rental cost of $75 per month.  The lease has a one year term from April 14, 2010 to April 13, 2012, and is automatically renewed for additional one year terms if not terminated with thirty days prior written notice by either party prior to the termination date of the then term.

Item 3.   Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In February 2011, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol NPFT.OB; however, there is currently no market for our common stock, and no shares of our common stock have traded on the OTCBB to date.

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

Holders of Our Common Stock

As of March 15, 2012, we have 38 registered shareholders.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We plan to establish ourselves as a company that will market and distribute interactive military fundraising software called Mil Yearbook. Distribution would primarily be via download from the Internet directly to the military and other military clubs and organizations.  The distribution of our software is subject to our being able to finalize and complete the design and development of such software as described above.

Our target market

Our initial target market is the military units, and other military clubs and organizations in the United States, Europe and Australia.

Our mission

Our mission is to take photographic memories to a new level by using a vast collection of photos, video, audio and text in an interactive, and very easy to use interactive software which is planned to be used for storing digital memories as a fundraising tool for the particular military organization.

Our business objectives are:

☐
To further develop and market an interactive software (using the Technology licensed through the Licensing Agreement (described below) as a framework) that will benefit the military and military organizations giving them the opportunity to not just create but also burn their own memories on CD/DVD for their friends, family and themselves and then sell that CD/DVD for fundraising.

☐	To execute our web-based marketing campaign and to create interest in our product.
☐	To establish a brand name that will be associated with user-friendly interactive digital software.

During the first stages of our growth, our officers and Directors will provide all of the labor required to execute our business plan at no charge, except we intend to hire a website programmer on a contract basis for two months beginning in approximately June 2012, at an estimated cost of $5,000 to finish and upgrade our website and we plan to outsource final software development tasks at an estimated total cost of $8,000, of which $3,500 has been paid and the remaining $4,500 we plan to pay out of our working capital and through funds raised through the sale of debt or equity securities and/or traditional bank funding.  The Licensing Agreement provides that we have the right to use the Technology free of charge until July 31, 2011, at which time we are required to pay RN Consulting 10% of the net sales (i.e., total sales after taxes) relating to such Technology.  As such, we do not anticipate having any expenses in connection with the Licensing Agreement until January 2013, at which time the only fees due would be in direct relationship to our total sales.

Estimated Expenses for the Next Twelve-Month Period

The following provides an overview of our estimated expenses to fund our plan of operations over the next twelve months.  We plan to pay for such expenses as described below under “Liquidity and Capital Resources.”

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

* Includes additional legal, accounting and filing costs associated with our ongoing periodic and current report filing obligations.

Results of Operations for the Years Ended December 31, 2011 and 2010

We generated no revenue for the year ended December 31, 2011 compared to $10,188 of revenue for the year ended December 31, 2010.  We do not anticipate earning significant and consistent revenues until we are able to successfully market our interactive digital software.

Our operating expenses were $21,466 for the year ended December 31, 2011, compared to $46,504, for the year ended December 31, 2010. Our operating expenses for the years ended December 31, 2011 and 2010 consisted solely of general and administrative expenses Our general and administrative expenses decreased in 2011 due to the completion of our registration with the SEC in January 2011.

We had a net loss of $21,466 for the year ended December 31, 2011, compared to a net loss of $36,316 for the year ended December 31, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had $44 in current assets at December 31, 2011, consisting solely of cash.  We had total assets of $2,398 as of December 31, 2011, which included $44 in current assets and $2,354 of property and equipment, net.

We had total liabilities, consisting solely of current liabilities of $33,699 as of December 31, 2011, which included $193 of accounts payable and $33,506 of related-party payables. At December 31, 2011, we had a working capital deficit of $33,655.

Funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the next twelve month period is $40,000.

During the year ended December 31, 2011, we generated no revenues. We also had an accumulated deficit of $72,101 as of December 31, 2011, limited liquidity and have not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the year ended December 31, 2011, we used $27,146 in operating activities and had cash provided from financing activities of $24,798 related to proceeds from related party advances.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000.  Given our cash position of $44 as of December 31, 2011, we will experience a shortfall in the next twelve months. How long we will be able to satisfy our cash requirements depends on how quickly we can generate revenue and how much revenue can be generated.  We estimate that our current cash balances will be extinguished by April 2012.

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

We are also assisted by our former Secretary, Ruthy Navon, who serves as an independent contractor to the Company and agreed to assist the Company in connection with the steps required for the Company to become a fully reporting company in the United States and to obtain a listing on the Over-The-Counter-Bulletin Board pursuant to an Independent Contractor Agreement entered into with RN Consulting, an entity she controls and with whom we have entered into the Licensing Agreement, and in consideration for $3,000.   Among Ms. Navon’s other pursuits as described in greater detail in her biographical information below, she currently assists various companies which have operations, assets and officers and Directors located in Israel.  She previously lived in Israel and has been personally acquainted with the Company’s management since approximately 2004.  Ms. Navon assisted the Company in connection with engaging United States legal counsel, independent auditors, the opening of bank accounts and with obtaining a principal office location in the United States.  Ms. Navon also serves as a liaison between the Company’s officers and Directors in Israel and the Company’s attorneys and auditors located in the United States.  Ms. Navon has also assisted and advised the Company’s officers and Directors with information from her prior experience with publicly reporting companies in the United States, and the steps, timing and process to become publicly traded in the United States, as well as providing suggestions to the Company’s management (based on her prior public company experience) on the terms of the Company’s prior private placement offering and the capital structure of the Company.  Ms. Navon, through her entity, RN Consulting, also provides the Company the use of the framework on which its Mil Yearbook software is based, pursuant to the Licensing Agreement. Ms. Navon also served as the

Company’s Secretary until June 2010, so that she could enter into agreements for and open a bank account for the Company, as its other officer and Directors are residents of and reside in Israel.  Ms. Navon does not own any interest, contingent or otherwise in the Company, other than the $3,000 which she was paid as provided above and as a result of the Licensing Agreement.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of our objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, (Chief Executive Officer and Chief Financial Officer), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2011, our internal control over financial reporting were ineffective due to the material weaknesses described below.

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

None.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mr. Gilad David	President, Treasurer and Director	25	March 24, 2008
Mr. Fouad Dasuka	Director	46	March 24, 2008

Business Experience:

The following is a brief account of the education and business experience of each Director and executive officers, indicating each person's business experience, and the name and principal business of the organization by which they were employed.

Mr. Gilad David
Mr. David has been our President, Treasurer and Director since we were incorporated on March 24, 2008.  Since September 2005, Mr. David has assisted in the formation and operation of a small volunteer organization in Israel called Children First, which assistance has included mentoring and teaching such children. After graduating from high school, Mr. David joined the Israeli military in July 2004 and served until December 2005, which is where he began to create yearbooks for the military schools in Israel and for the military camps, in order for the families of the service men and women to have a better understanding of their military life, under his own company.  After his service in the military, Mr. David has devoted his time to the support and care of military units worldwide, and to the development of the software Mil Yearbook.

Director Qualifications:

Mr. David is uniquely suited to serve as a Director of the Company because he has worked to develop the Mil Yearbook product since the Company’s inception and has prior experience relating to the growth and difficulties which a start-up software company faces.

Mr. Fouad Dasuka
Mr. Fouad Dasuka, our Director since March 24, 2008, was a loan officer, investment adviser, and bank manager in Israel for the Bank Hapoalim from May 1980 to December 2008.  Mr. Dasuka has been retired for two years, other than his service to the Company.   In 1999 he received his Bachelors Degree in Finance.  Mr. Dasuka has devoted many years of his life to helping and teaching individuals to plan and manage their financial future. He has over the years developed a personal financial plan that helps people save their hard earned money and build wealth for their futures. Mr. Dasuka’s many years of knowledge and experience has been invaluable to many thousands of people over the years.

Director Qualifications:

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

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and promoters (as described below) have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, Mr. Gilad David, at the address appearing on the first page of this Report.

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

We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors of our Company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Code of Ethics

As of December 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

The Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Company’s Chief Executive Officer and Chief Financial Officer review the Company's internal accounting controls, practices and policies.

Item 11.  Executive Compensation

Summary Compensation Table

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since inception.

We have no employment agreements with any of our executive officers or employees.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Gilad David	2011	0	0	0	0	0	0	0	0
President and Director	2010	0	0	0	0	0	0	0	0
Mr. Fouad Dasuka	2011	0	0	0	0	0	0	0	0
Director	2010	0	0	0	0	0	0	0	0

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

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers, Directors, employees, or consultants since we were founded.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2012, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current Directors and executive officers.  The shareholders have sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities.

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

Ruthy Navon, our former Secretary, has agreed to assist the Company in connection with the steps required for the Company to become a fully reporting company in the United States and to obtain a listing on the Over-The-Counter-Bulletin Board pursuant to an Independent Contractor Agreement entered into with RN Consulting, and in consideration for $3,000.

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

The Company is indebted to the Company’s former Secretary, Ruthy Navon in the amount of $33,506 at December 31, 2011, representing cash advances and expenses paid on behalf of the Company. The balances consist of advances that are non-interest bearing, unsecured and due on demand.

Other than as provided above, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, shareholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Item 14.   Principal Accounting Fees and Services
.
GBH CPAs, PC served as the Company’s independent auditor and audited the consolidated financial statements of the Company for the period from April 29, 2010 (inception) through December 31, 2011.

Audit Fees:  The aggregate fees, including expenses, in connection with the audits of our consolidated financial statements for the two most recent fiscal years and for the reviews of our financial information included in our Annual Report on Form 10-K and our quarterly reports on Form 10-Q during the fiscal years ending December 31, 2011 and December 31, 2010 were approximately $13,500 and $17,100, respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our independent registered public accounting firm for fiscal 2011 and 2010 were approximately $0 and $0, respectively.

There were no audit-related or other fees billed by our independent registered public accounting firm for the years ended December 31, 2011 and 2010.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2011 and 2010
F-3	Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from inception (March 24, 2008) through December 31, 2011
F-4	Statements of Stockholders’ Equity (Deficit) for the period from inception (March 24, 2008) through December 31, 2011
F-5	Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from inception (March 24, 2008) through December 31, 2011
F-6	Notes to Financial Statements

Exhibit No.	Description

3.1 (1)	Articles of Incorporation

3.2 (1)	Bylaws

10.1 (1)	Programmer Agreement

10.2 (2)	Independent Contractor Agreement with Ruthy Navon

10.3 (3)	Licensing Agreement with RN Consulting Services, d/b/a Yearbook Alive Software

10.4 (4)	First Addendum to License Agreement

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Profits Ten, Inc.

By:	/s/ Gilad David
Gilad David, President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
March 26, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Gilad David
Gilad David, President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
March 26, 2012

By:	/s/ Fouad Dasuka
Fouad Dasuka Director
March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Net Profits Ten Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Net Profits Ten Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from March 24, 2008 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Profits Ten Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from March 24, 2008 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 23, 2012

NET PROFITS TEN, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$44	$2,392
Prepaid expenses	–	131

Total Current Assets	44	2,523

PROPERTY AND EQUIPMENT, Net	2,354	3,988

TOTAL ASSETS	$2,398	$6,511

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$193	$7,638
Related-party payables	33,506	8,708

Total Liabilities	33,699	16,346

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,808,000 issued and outstanding	481	481
Additional paid-in capital	40,319	40,319
Deficit accumulated during the development stage	(72,101)	(50,635)

Total Stockholders' Deficit	(31,301)	(9,835)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,398	$6,511

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN, INC.
(A Development Stage Company)
Statements of Operations

			From Inception on
	For the Year Ended		March 24, 2008
	December 31,		Through
	2011	2010	December 31, 2011

REVENUES	$–	$10,188	$10,188

OPERATING EXPENSES

General and administrative	21,466	46,504	82,289

Total Operating Expenses	21,466	46,504	82,289

LOSS FROM OPERATIONS	(21,466)	(36,316)	(72,101)

PROVISION FOR INCOME TAXES	–	–	–

NET LOSS	$(21,466)	$(36,316)	$(72,101)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,808,000	4,808,000

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception on March 24, 2008	–	$–	$–	$–	$–
Common stock issued to founders for services at $0.0001 per share	4,000,000	400	–	–	400
Common stock issued for cash at $0.05 per share	808,000	81	40,319	–	40,400
Net loss	–	–	–	(14,319)	(14,319)
Balance, December 31, 2008	4,808,000	481	40,319	(14,319)	26,481
Net loss	–	–	–	–	–
Balance, December 31, 2009	4,808,000	481	40,319	(14,319)	26,481
Net loss	–	–	–	(36,316)	(36,316)
Balance, December 31, 2010	4,808,000	481	40,319	(50,635)	(9,835)
Net loss	–	–	–	(21,466)	(21,466)
Balance, December 31, 2011	4,808,000	$481	$40,319	$(72,101)	$(31,301)

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception on
			March 24, 2008
	For the Year Ended		Through
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(21,466)	$(36,316)	$(72,101)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	1,634	914	2,548
Changes in operating assets and liabilities:
Prepaid expenses	131	(131)	–
Accounts receivable	–	26,481	–
Accounts payable	(7,445)	7,638	193
Net Cash Used in Operating Activities	(27,146)	(1,414)	(69,360)

INVESTING ACTIVITIES
Purchase of property and equipment	–	(4,902)	(4,902)
Net Cash Used in Investing Activities	–	(4,902)	(4,902)

FINANCING ACTIVITIES
Proceeds from common stock issued	–	–	40,800
Proceeds from related-party payables	24,798	8,708	33,506
Net Cash Provided by Financing Activities	24,798	8,708	74,306

NET INCREASE (DECREASE) IN CASH	(2,348)	2,392	44
CASH AT BEGINNING OF PERIOD	2,392	–	–
CASH AT END OF PERIOD	$44	$2,392	$44

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$–	$–	$–
Income Taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Net Profits Ten Inc. (the “Company”) was incorporated in the State of Nevada on March 24, 2008. The Company is engaged in offering interactive software products for the creation of an interactive digital yearbook designed for fundraising for the military. During the year ended December 31, 2011, the Company did not generate revenues from operations; however, the Company has generated revenues in the past. The Company is classified as a development stage company since it has earned only nominal amounts of revenue and is devoting most its efforts to developing its website, finalizing the design and development of its software, and raising capital.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $72,101 as of December 31, 2011, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The estimated useful lives for significant property and equipment categories are as follows:

Computers and computer equipment	3 years
Website and software development costs	3 years

Management evaluates the recoverability of the Company’s property and equipment including website and capitalized software development costs when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable property and equipment may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

determined that there was no impairment of its property and equipment for the period ended December 31, 2011.

Revenue Recognition

The Company evaluates the recognition of revenue based on the criteria set forth in ASC Topic 985, “Software Revenue Recognition,” and recognizes revenue when all four of the following criteria are met:

•	EVIDENCE OF AN ARRANGEMENT. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products that must be present in order to recognize revenue.
•
DELIVERY.  Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For web-based services, delivery is considered to occur as the service is provided.  For digital downloads that do not have an online service component, delivery is considered to occur generally when the download is made available.

•	FIXED OR DETERMINABLE FEE. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.
•
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

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to Financial Statements
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $72,101 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur.  The net operating loss carry forwards begin to expire in 2028.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued.

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Costs totaling $4,902 were paid to unrelated third parties for:  a) the copyright to a software development platform, b) development of the software and c) development of the Company’s website during the year ended December 31, 2010. Development of the basic software had been completed at December 31, 2010; thus, amortization of the capitalized costs was recognized during the years ended December 31, 2011 and 2010.  Balances at December 31, 2011 and 2010 consisted of the following:

Description	December 31, 2011	December 31, 2010
Computer equipment	$402	$402
Software	4,500	4,500
Subtotal	4,902	4,902
Accumulated depreciation and amortization	(2,548)	(914)
Net property and equipment	$2,354	$3,988

NOTE 3 - STOCKHOLDERS’ EQUITY

On March 24, 2008 (inception), the Company issued 4,000,000 shares of its common stock to its founders for cash of $400.

During June 2008, the Company closed a private placement for 808,000 common shares at a price of $0.05 per share, or an aggregate of $40,400. The Company received $40,400 of proceeds.

Common Stock

The Company is authorized to issue 100,000,000 common shares with a par value of $0.0001. As of December 31, 2011, there were 4,808,000 shares of common stock issued and outstanding.  Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no pre-emptive, subscription or conversion rights. There is no conversion, redemption, sinking fund or similar

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.  As of December 31, 2011, there were no preferred shares issued and outstanding.  The Company’s Board of Directors is authorized by the articles of incorporation to divide the authorized shares of preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company’s Board of Directors is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

Warrants

There are no outstanding warrants to purchase the Company’s securities.

Stock Options

The Company has not granted any stock options. There are no options to purchase securities outstanding.

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 4 – INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to the net loss before provision for income taxes for the following reasons:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Income tax expense (benefit) at statutory rate	$(3,220)	$(5,447)
Change in valuation allowance	3,220	5,447
Income tax expense (benefit)	$–	$–

Net deferred tax assets consist of the following components as of:

	December 31, 2011	December 31, 2010
Net operating loss carryover	$10,815	$7,595
Valuation allowance	(10,815)	(7,595)
Net deferred tax asset	$–	$–

NOTE 5 - RELATED PARTY TRANSACTIONS

Related-Party Payables

The Company is indebted to the Company’s former Secretary, Ruthy Navon, in the amount of $33,506 at December 31, 2011.  This amount represents the sum of cash advances made to the Company and expenses paid on behalf of the Company.  The balance consists of advances that are non-interest bearing, unsecured and due on demand.

Licensing Agreement with RN Consulting

During October 2010 and December 2010, the Company amended its Licensing Agreement (the “Licensing Agreement”) with RN Consulting Services, d/b/a YearBook Alive Software, an entity controlled by Ruthy Navon, the Company’s promoter and former Secretary (“RN Consulting”).  The Licensing Agreement amended, replaced and superseded a prior agreement entered into between RN Consulting (in the name of Yearbook Alive Software) and the Company in March 2008.  Pursuant to the Licensing Agreement, RN Consulting agreed to provide the Company an exclusive, limited, non-transferable license to use, market, sell and distribute certain software which RN Consulting owns, which allows users to create and burn interactive digital memories on CD/DVD (the “Technology”) in software and products the Company sells and plans to sell to the Military (the “License”). Pursuant to the Licensing Agreement, no fees are due to RN Consulting under the License until July 31, 2011, subsequent to which the Company agreed to

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

pay RN Consulting a 10% royalty of any of the Company’s net sales (i.e., total sales after taxes) related to the use of the Technology, payable monthly in arrears during the term of the License.  The License terminates immediately upon the termination of the Licensing Agreement.  As of December 31, 2011, the Company had generated no sales pursuant to this Licensing Agreement; therefore, no royalties were due to RN Consulting.