Form 10-Q
period 2012-03-31
Net Profits Ten Inc.
filed 2012-05-11
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 24, 2012, there were 4,808,000 shares of the issuer's common stock outstanding.

Net Profits Ten Inc.

Form 10-Q

For the Three Months Ended March 31, 2012

NET PROFITS TEN, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2012	December 31,2011
ASSETS
CURRENT ASSETS

Cash	$26	$44

Total Current Assets	26	44

PROPERTY AND EQUIPMENT, Net	1,947	2,354

TOTAL ASSETS	$1,973	$2,398

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,749	$193
Related-party payables	39,006	33,506

Total Liabilities	41,755	33,699

STOCKHOLDERS' DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	—	—

Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,808,000 shares issued and outstanding	481	481
Additional paid-in capital	40,319	40,319
Deficit accumulated during the development stage	(80,582)	(72,101)

Total Stockholders' Deficit	(39,782)	(31,301)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,973	$2,398

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		From Inception on March 24, 2008 Through
	2012	2011	March 31, 2012

REVENUES	$—	$—	$10,188

OPERATING EXPENSES

General and administrative	8,481	6,635	90,770

Total Operating Expenses	8,481	6,635	90,770

LOSS FROM OPERATIONS	(8,481)	(6,635)	(80,582)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(8,481)	$(6,635)	$(80,582)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,808,000	4,808,000

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance at inception on March 24, 2008	—	$—	$—	$—	$—

Common stock issued to founders for services at $0.0001 per share	4,000,000	400	—	—	400

Common stock issued for cash at $0.05 per share	808,000	81	40,319	—	40,400

Loss from inception through December 31, 2008	—	—	—	(14,319)	(14,319)

Balance, December 31, 2008	4,808,000	481	40,319	(14,319)	26,481

Loss for the year ended December 31, 2009	—	—	—	—	—

Balance, December 31, 2009	4,808,000	481	40,319	(14,319)	26,481

Loss for the year ended December 31, 2010	—	—	—	(36,316)	(36,316)

Balance, December 31, 2010	4,808,000	481	40,319	(50,635)	(9,835)

Loss for the year ended December 31, 2011	—	—	—	(21,466)	(21,466)

Balance, December 31, 2011	4,808,000	481	40,319	(72,101)	(31,301)

Loss for the three months ended March 31, 2012	—	—	—	(8,481)	(8,481)

Balance, March 31, 2012	4,808,000	$481	$40,319	$(80,582)	$(39,782)

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		From Inception on March 24, 2008 Through March 31,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(8,481)	$(6,635)	$(80,582)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	407	245	2,955
Changes in operating assets and liabilities:
Prepaid expenses	—	131	—
Accounts receivable	—	—
Accounts payable	2,556	(7,021)	2,749

Net Cash Used in Operating Activities	(5,518)	(13,280)	(74,878)

INVESTING ACTIVITIES

Purchase of property and equipment	—	—	(4,902)

Net Cash Used in Investing Activities	—	—	(4,902)

FINANCING ACTIVITIES

Proceeds from common stock issued	—	—	40,800
Proceeds from related-party payables	5,500	10,986	39,006

Net Cash Provided by Financing Activities	5,500	10,986	79,806

NET INCREASE (DECREASE) IN CASH	(18)	(2,294)	26
CASH AT BEGINNING OF PERIOD	44	2,392	—

CASH AT END OF PERIOD	$26	$98	$26

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Net Profits Ten Inc. (the “Company”) was incorporated in the State of Nevada on March 24, 2008. The Company is engaged in offering interactive software products for the creation of an interactive digital yearbook designed for fundraising for the military. During the year ended December 31, 2008, the Company generated revenues from its planned operations; however, the Company is classified as a development stage company since it has earned only nominal amounts of revenue and is devoting most of its efforts to developing its website, finalizing the design and development of its software, and raising capital.

Basis of Presentation
The unaudited financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three-month period ended March 31, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2012. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Subsequent Events
The Company’s management reviewed all material events through the issuance date of these financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $39,782 at March 31, 2012, has generated revenues of $10,188 since inception and has an accumulated deficit of $80,582 at March 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NET PROFITS TEN, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
(Unaudited)

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

NOTE 3 – RELATED-PARTY PAYABLES

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for by a related party. The related party payable totals $39,006 at March 31, 2012, bears no interest, is unsecured, and is due upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of March 31, 2012. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

Status of Software Development

We currently have made limited sales of a basic stripped down operational version for our Mil Yearbook software based on the Technology (defined below).  The software is however currently being further refined to include additional capabilities which may include a private-chat like feature as well as the ability of the software to be used by multiple parties (i.e., so that more than one person can work on the same project), which the programmer engaged by the Company as provided below under “Material Agreements,” is in the process of completing.  The Company hopes to have those items completed by the end of June 2012, funding permitting; however the Company may require additional time for beta-testing the completed product.  We also anticipate that our website (which is currently operational in a limited capacity) will be fully operational by the end of June 2012.

Material Agreements

In June 2010, we entered into an agreement with a programmer, pursuant to which the programmer is to complete the development of the Mil Yearbook software and the Company’s website in consideration for an aggregate of $3,500 which was due and payable by June 14, 2010, and which funds have been paid to date, and $4,500 which was due and payable by December 1, 2010, subject to the programmer completing the development of the Mil Yearbook software as described in the agreement.  The Company had not remitted payment to the unrelated third party as of the date of this filing, since the programmer had not completed the development of the software. The Company will remit the $4,500 to the third party upon the completion of the development of the software, which the Company anticipates to be completed by June 2012.

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

Pursuant to the Licensing Agreement, no fees were due to RN Consulting under the License until July 31, 2011, subsequent to which we agreed to pay RN Consulting 10% of any of our net sales (i.e., total sales after taxes) related to the use of the Technology, payable monthly in arrears during the term of the License.  No sales have occurred to date.  The License terminates immediately upon the termination of the Licensing Agreement.

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

Distribution of Software

We plan to price our software between $499 and $1,299 in US dollars offering a downloadable version and a slightly higher priced boxed or hard copy version, depending on several factors including the final features which make it into the product and overall demand. Currently, we are offering the basic version of our software at $500, however, that price may change in the future. We hope that the majority of our sales moving forward will come from online sales of our software.  We hope to finalize the final version of the software by June 2012.

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

Our target market

Our initial target market is military units, and other military clubs and organizations in the United States, Europe and Australia.

Our mission

To take photographic memories to a new level by using a vast collection of photos, video, audio and text in an interactive, and very easy to use interactive software which is planned to be used for storing digital memories as a fundraising tool for the particular military organization.

Our business objectives are:

●
To further develop and market an interactive software (using the Technology licensed through the Licensing Agreement (described above) as a framework) that will benefit the military and military organizations giving them the opportunity to not just create but also burn their own memories on CD/DVD for their friends, family and themselves and then sell that CD/DVD for fundraising.

●	To execute our web-based marketing campaign and to create interest in our product.
●	To establish a brand name that will be associated with user-friendly interactive digital software.
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
(1) Approximate. As stated above, no fees or expenses are due in connection with the Licensing Agreement until July 31, 2012, at which time the only fees due would be in direct relationship to our total sales (i.e., 10% of total sales in connection with the Technology), and as such, no expenses associated with the License have been included in the table above.

* Includes additional legal, accounting and filing costs which we will incur moving forward after we become a fully reporting company and fees and expenses associated with our ongoing periodic and current report filing obligations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

We generated no revenues for the three months ended March 31, 2012, and March 31, 2011.  We have generated a total of $10,188 of revenues since inception.

We had operating expenses of $8,481 for the three months ended March 31, 2012, compared to $6,635 in operating expenses for the three months ended March 31, 2011, the increase was due to increased professional expenses during the three months ended March 31, 2012. We had a net loss of $8,481 for the three months ended March 31, 2012 compared to $6,635 in 2011. We anticipate our operating expenses will increase as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $400 from the sale of stock to our officer and Directors and $40,400 through a private placement to 38 non-affiliated investors. At March 31, 2012, we had a working capital deficit of $39,782, which represented $26 of cash offset by $41,755 of current liabilities, including $2,749 of accounts payable and $39,006 of advances from a related party, which accrue no interest and are payable on demand.  We had a deficit accumulated during the development stage of $80,582 as of March 31, 2012.

We had net cash used in operating activities of $5,518 for the three months ended March 31, 2012, which mainly consisted of the net loss of $8,481 for the three months ended March 31, 2012 and $2,556 of increase in accounts payable and accrued expenses.

We had cash provided by financing activities of $5,500 for the three months ended March 31, 2012, which was solely due to advances from a related party.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000.  Given our cash position of $26 as of March 31, 2012, we will experience a shortfall in the next twelve months. How long Net Profits Ten, Inc. will be able to satisfy its cash requirements depends on how quickly we can generate revenue and how much revenue can be generated.  We estimate that our current cash balances will be extinguished by July 2012.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three month period ended March 31, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2011.

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

RISKS RELATED TO OUR BUSINESS

Because we have not generated revenues sufficient to cover our operating expenses and have incurred losses for the period from March 24, 2008 (inception) to March 31, 2012 there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our company.

We generated revenues of $10,188 during the period from inception (March 24, 2008) through March 31, 2012, and did not generate any revenues for the three months ended March 31, 2012.  As of March 31, 2012, we had a working capital deficit of $ 39,782 and a total accumulated deficit of $80,582. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern.   If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

We may not be able to obtain additional necessary funding.  We generated revenues of $10,188 during the period from inception (March 24, 2008) through March 31, 2012, and did not generate any revenues for the three months ended March 31, 2012.  There can be no assurance that we will ever achieve any profitability or revenues sufficient to support our operations. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

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

We generated revenues of $10,188 during the period from inception (March 24, 2008) through March 31, 2012, which were not sufficient to offset the expenses associated with our operations, and the marketing of, our software.

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

We were incorporated on March 24, 2008, and have very limited operations.  While we have not realized any material revenues to date, a beta version of the Mil Yearbook is ready for commercial sale, however we do not expect the full version to be completed until June 2012. We have no operating history at all upon which an evaluation of our future success or failure can be made. As of March 31, 2012, we had a working capital deficit of $39,782 and a total accumulated deficit of $80,582, and expect to have net losses over the next 12 months. These losses will come due to substantial costs and expenses associated with the further development, marketing and distribution of our software.

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

As of March 31, 2012, we had a working capital deficit of $39,782 and a total accumulated deficit of $80,582, and we anticipate incurring costs of at least $40,000 within the next 12 months, which we hope to raise through the sale of debt or equity securities and/or through traditional bank funding.

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

We intend to hire a software development firm(s) to maintain our Mil Yearbook software. We have estimated the total costs for this purpose at $8,000 (as of March 31, 2012 we had paid $8,000 of this cost).  If we are unable to contract qualified software development firm(s) to maintain our software, whether because we cannot find them, cannot attract them to our company, or cannot afford them, we will not be able to continue our planned business operations.

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

The software and services must take advantage of technological advancements and changes, and respond accordingly to new and changing customer requirements. Our success in designing, developing, and selling such software and services will depend on a variety of factors, including:

●	Success of promotional and marketing efforts.
●	The identification of market demands for new or upgraded software and services.
●	Timely implementation of software and services offering.
●	Software and service performance.
●	Cost-effectiveness of software and service.

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

Although presently we are not aware of any such claims, a third party may assert that our technology or technologies of entities we acquire or license violates its intellectual property rights. As the number of software products in our market increases and the functionality of those software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

●	Be Expensive and time consuming to defend.
●	Result in negative publicity.
●	Force us to stop licensing our software products that incorporate the challenged intellectual property.
●	Require us to redesign our software products.
●	Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

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

These factors include:

●	Quarterly variations in our results of operations or those of our competitors;
●	Announcements by us or our competitors of acquisitions, new software products, significant contracts, commercial relationships or capital commitments;
●	Disruption to our operations;
●	Commencement of, or our involvement in, litigation;
●	Any major change in our board or management;
●	Changes in governmental regulations or in the status of our regulatory approvals; and
●	General market conditions and other factors, including factors unrelated to our own operating performance.

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

Item 4.  Mine Safety Disclosures

None.

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

NET PROFITS TEN INC.

Dated: May 11, 2012	By: /s/ Gilad David
Gilad David
President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)