Form 10-Q
period 2012-06-30
Net Profits Ten Inc.
filed 2012-08-22
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________  to __________

Commission file number: 333-167777

NET PROFITS TEN INC.
(Exact name of registrant as specified in its charter)

Nevada	7372	77-0716386
(State or other jurisdiction	Primary Standard Industrial	(IRS Employer Identification No.)
of Incorporation or organization)	Classification Code Number

7956 Gen Luna Street
Quiapo Metro, Manila, Philippines
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
Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

As of August 14, 2012, there were 4,808,000 shares of the issuer's common stock outstanding.

Net Profits Ten Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2012

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)	F-1

	Statements of Operations for the three and six months ended June 30, 2012 and 2011 and from Inception (March 24, 2008) through June 30, 2012 (Unaudited)	F-2

	Statement of Stockholders’ Deficit from Inception (March 24, 2008) through June 30, 2012 (Unaudited)	F-3

	Statements of Cash Flows for the six months ended June 31, 2012 and 2011 and from Inception (March 24, 2008) through June 30, 2012 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		25

NET PROFITS TEN INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS

Cash	$8	$44

Total Current Assets	8	44

PROPERTY AND EQUIPMENT, Net	1,539	2,354

TOTAL ASSETS	$1,547	$2,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,749	$193
Related-party payables	35,006	33,506

Total Liabilities	37,755	33,699

STOCKHOLDERS’ DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,808,000 shares issued and outstanding	481	481
Additional paid-in capital	46,569	40,319
Deficit accumulated during the development stage	(83,258)	(72,101)

Total stockholders’ deficit	(36,208)	(31,301)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,547	$2,398

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception on
	For the Three Months Ended		For the Six Months Ended June		March 24, 2008
	June 30,		30,		Through
	2012	2011	2012	2011	June 30, 2012

REVENUE	$-	$-	$-	$-	$10,188

OPERATING EXPENSES

General and administrative	2,676	6,063	11,157	12,698	93,446

NET LOSS	$(2,676)	$(6,063)	$(11,157)	$(12,698)	$(83,258)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,808,000	4,808,000	4,808,000	4,808,000

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance at inception on March 24, 2008	-	$-	$-	$-	$-
Common stock issued to founders for services at $0.0001 per share	4,000,000	400	-	-	400
Common stock issued for cash at $0.05 per share	808,000	81	40,319	-	40,400
Loss from inception through December 31, 2008	-	-	-	(14,319)	(14,319)

Balance, December 31, 2008	4,808,000	481	40,319	(14,319)	26,481
Loss for the year ended December 31, 2009	-	-	-	-	-

Balance, December 31, 2009	4,808,000	481	40,319	(14,319)	26,481
Loss for the year ended December 31, 2010	-	-	-	(36,316)	(36,316)

Balance, December 31, 2010	4,808,000	481	40,319	(50,635)	(9,835)
Loss for the year ended December 31, 2011	-	-	-	(21,466)	(21,466)

Balance, December 31, 2011	4,808,000	481	40,319	(72,101)	(31,301)

Forgiveness of debt	-	-	6,250	-	6,250

Loss for the six months ended June 30, 2012	-	-	-	(11,157)	(11,157)

Balance, June 30, 2012	4,808,000	$481	$46,569	$(83,258)	$(36,208)

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
			March 24, 2008
	For the Six Months Ended June 30,		Through June 30,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$(11,157)	$(12,698)	$(83,258)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	815	750	3,363
Changes in operating assets and liabilities
Prepaid expenses	-	131	-
Accounts payable	2,556	(6,001)	2,749

Net Cash Used in Operating Activities	(7,786)	(17,818)	(77,146)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(4,902)

Net Cash Used in Investing Activities	-	-	(4,902)

FINANCING ACTIVITIES
Proceeds from common stock issued	-	-	40,800
Proceeds from related-party payables	7,750	15,506	41,256

Net Cash Provided by Financing Activities	7,750	15,506	82,056

NET INCREASE (DECREASE) IN CASH	(36)	(2,312)	8

CASH AT BEGINNING OF PERIOD	44	2,392	-

CASH AT END OF PERIOD	$8	$80	$8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Forgiveness of debt due to former directors	$6,250	$-	$6,250

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012
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

Basis of Presentation
The unaudited financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and six month period ended June 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2012. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficit of $37,747 at June 30, 2012, has generated revenues of only $10,188 since inception and has an accumulated deficit of $83,258 at June 30, 2012. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED-PARTY PAYABLES

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for by a related party. The related party payable totals $35,006 at June 30, 2012, bears no interest, is unsecured, and is due upon demand.

On June 28, 2012, a total payable of $6,250 due to former directors of the Company has been forgiven upon their resignation. This amount was recognized as contributed capital.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of June 30, 2012. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

We generated no revenues for the three months ended June 30, 2012 and 2011. We have generated a total of $10,188 of revenues since inception.

We had operating expenses of $2,676 for the three months ended June 30, 2012, compared to $6,063 in operating expenses for the three months ended June 30, 2011, the decrease was due to decreased business activities during the three months ended June 30, 2012. We had a net loss of $2,676 for the three months ended June 30, 2012 compared to a net loss of $6,063 in 2011.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

We generated no revenues for the six months ended June 30, 2012 and 2011. We have generated a total of $10,188 of revenues since inception.

We had operating expenses of $11,157 for the six months ended June 30, 2012, compared to $12,698 in operating expenses for the six months ended June 30, 2011. We had a net loss of $11,157 for the six months ended June 30, 2012 compared to a net loss of $12,698 in 2011. We anticipate our operating expenses will increase as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $400 from the sale of stock to our officer and Directors and $40,400 through a private placement to 38 non-affiliated investors. At June 30, 2012, we had a working capital deficit of $37,747, which represented $8 of cash offset by $37,755 of current liabilities, including $2,749 of accounts payable and $35,006 of advances from a related party, which accrue no interest and are payable on demand. We had a deficit accumulated during the development stage of $83,258 as of June 30, 2012.

We had net cash used in operating activities of $7,786 for the six months ended June 30, 2012, which mainly consisted of the net loss of $11,157 for the six months ended June 30, 2012, adjusted $2,556 of increase in accounts payable and accrued expenses.

We had cash provided by financing activities of $7,750 for the six months ended June 30, 2012, which was solely due to advances from a related party.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000. Given our cash position of $8 as of June 30, 2012, we will experience a shortfall in the next twelve months. How long Net Profits Ten Inc. will be able to satisfy its cash requirements depends on how quickly we can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished by August 2012.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three month period ended June 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) .

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2011.

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

RISKS RELATED TO OUR BUSINESS

Because we have not generated revenues sufficient to cover our operating expenses and have incurred losses for the period from March 24, 2008 (inception) to June 30, 2012 there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our company.

We generated revenues of $10,188 during the period from inception (March 24, 2008) through June 30, 2012, and did not generate any revenues for the six months ended June 30, 2012. As of June 30, 2012, we had a working capital deficit of $37,747 and a total accumulated deficit of $83,258. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

We may not be able to obtain additional necessary funding. We generated revenues of $10,188 during the period from inception (March 24, 2008) through June 30, 2012, and did not generate any revenues for the six months ended June 30, 2012. There can be no assurance that we will ever achieve any profitability or revenues sufficient to support our operations. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

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

We generated revenues of $10,188 during the period from inception (March 24, 2008) through June 30, 2012, which were not sufficient to offset the expenses associated with our operations, and the marketing of, our software.

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

We were incorporated on March 24, 2008, and have very limited operations. We have no operating history at all upon which an evaluation of our future success or failure can be made. As of June 30, 2012, we had a working capital deficit of $37,747 and a total accumulated deficit of $83,258, and expect to have net losses over the next 12 months. These losses will come due to substantial costs and expenses associated with the further development, marketing and distribution of our software.

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

As of June 30, 2012, we had a working capital deficit of $37,747 and a total accumulated deficit of $83,258, and we anticipate incurring costs of at least $40,000 within the next 12 months, which we hope to raise through the sale of debt or equity securities and/or through traditional bank funding.

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

We intend to hire a software development firm(s) to maintain our Mil Yearbook software. We have estimated the total costs for this purpose at $8,000 (as of June 30, 2012 we had paid $8,000 of this cost). If we are unable to contract qualified software development firm(s) to maintain our software, whether because we cannot find them, cannot attract them to our company, or cannot afford them, we will not be able to continue our planned business operations.

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

The success of our business in part will depend on developing and maintain relationships with retail suppliers, resellers and/or distributors. Achieving such acceptance will require significant time and marketing investment.

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

Risks Related to our Company

Our executive officer controls a majority of our voting securities and therefore they have the ability to influence matters affecting our shareholders.

Our executive officer beneficially own approximately 83.19% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove our current Directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because our executive officer controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.

Because our executive officer and Director live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to enforce judgment and civil liabilities against them. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our Directors and officers.

Our sole Director and officer live outside of the United States.

Mr. Marlon Liam, appointed as our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director on June 28, 2012, is a resident of Philippines, and all or a substantial portion of his assets are located outside of the United States.

As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our Director or officer, or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our Director and officer.

Our officer and Director lack experience in and with publicly-traded companies.

While we rely heavily on Mr. Marlon Liam, our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director, he has limited experience serving as an officer or Director of a publicly-traded company, or experience with the reporting requirements which public companies are subject to. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to their ultimate lack of experience with publicly-traded companies in general.

Because our executive officers are unable to devote their services to our company on a full time basis, the performance of our business may suffer, our business could fail and investors could lose their entire investment.

We depend heavily on the services of our executive officer and Director. As a result, the management of our company could under-perform, our business could fail and investors could lose their entire investment.

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

Because our executive officer have no experience or technical training in the development, maintenance and marketing of internet websites or in operating businesses that license software or services over the internet, we are likely to make inexperienced or uninformed decisions that will have bad results for us.

Our executive officer has no experience or technical training in the development, maintenance and marketing of internet websites or in operating businesses that market software or services over the internet. Due to their lack of experience and knowledge in these areas, our executive officer could make the wrong decisions regarding the development, operation and marketing of our website and the operation of our business, which could lead to irreparable damage to our business. Consequently, our operations could suffer irreparable harm from mistakes made by our executive officer and we may have to suspend or cease operations, which could cause investors to lose their entire investment.

Because we depend heavily on our sole executive officer, the loss of such person will have a substantial negative effect on our business and may cause our business to fail.

We depend entirely on our sole executive officer for all of our operations. The loss of such person will have a substantial negative effect on us and may cause our business to fail. Our executive officer did not receive any compensation for their services and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues.

We do not have any employment agreements or maintain key person life insurance policies on our executive officer. If our executive officer do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

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
  Develop and maintain a favorable reputation among our potential clients and customers.
  Develop brand recognition.
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

  Success of promotional and marketing efforts.
  The identification of market demands for new or upgraded software and services.
  Timely implementation of software and services offering.
  Software and service performance.
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

  Be Expensive and time consuming to defend.
  Result in negative publicity.
  Force us to stop licensing our software products that incorporate the challenged intellectual property.
  Require us to redesign our software products.
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

These factors include:

  Quarterly variations in our results of operations or those of our competitors;
  Announcements by us or our competitors of acquisitions, new software products, significant contracts, commercial relationships or capital commitments;
  Disruption to our operations;
  Commencement of, or our involvement in, litigation;
  Any major change in our board or management;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.

3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Programmer Agreement
10.2 (2)	Independent Contractor Agreement with Ruthy Navon
10.3 (3)	Licensing Agreement with RN Consulting Services, d/b/a Yearbook Alive Software
10.4 (4)	First Addendum to License Agreement
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NET PROFITS TEN INC.

Dated: August 22, 2012	By: /s/ Marlon Liam
Marlon Liam,
President, Chief Executive Officer, Secretary, Treasurer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)