Form 10-Q
period 2012-09-30
Net Profits Ten Inc.
filed 2012-11-07
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from __________ to __________

Commission file number: 000-54694

NET PROFITS TEN INC.
(Exact name of registrant as specified in its charter)

Nevada	7372	77-0716386
(State or other jurisdiction	Primary Standard Industrial	(IRS Employer Identification No.)
of Incorporation or organization)	Classification Code Number

7956 Gen Luna Street
Quiapo Metro, Manila, Philippines
(Address of principal executive offices and zip code)

(209) 694-4885
(Registrant’s telephone number, including area code)

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
Yes [X] No [   ]

As of November 5, 2012, there were 810,325 shares of the issuer’s common stock outstanding.

Net Profits Ten Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2012

INDEX

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	1

	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and from Inception (March 24, 2008) through September 30, 2012 (Unaudited)	2

	Statement of Stockholders’ Deficit from Inception (March 24, 2008) through September 30, 2012 (Unaudited)	3

	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and from Inception (March 24, 2008) through September 30, 2012 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION		12

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		14

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on March 27, 2012.

     As used in this Form 10-Q, “we,” “us,” and “our” refer to Net Profits Ten Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

     The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS

Cash	$-	$44
Prepaid expenses	1,650	-

Total Current Assets	1,650	44

PROPERTY AND EQUIPMENT, Net	1,064	2,354

TOTAL ASSETS	$2,714	$2,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable	$6,530	$193
Related-party payables	64,169	33,506

Total Current Liabilities	70,699	33,699

STOCKHOLDERS’ DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 4,808,000 shares issued and outstanding	481	481
Additional paid-in capital	46,569	40,319
Deficit accumulated during the development stage	(115,035)	(72,101)

Total stockholders’ deficit	(67,985)	(31,301)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,714	$2,398

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception on
					March 24, 2008
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$10,188

OPERATING EXPENSES
G&A expenses	31,302	4,187	41,644	16,135	121,385
Depreciation and amortization expenses	475	245	1,290	995	3,838
Total operating expenses	31,777	4,432	42,934	17,130	125,223

NET LOSS	$(31,777)	$(4,432)	$(42,934)	$(17,130)	$(115,035)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,808,000	4,808,000	4,808,000	4,808,000

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balances at inception on March 24, 2008	-	$-	$-	$-	$-
Common stock issued to founders for services at $0.0001 per share	4,000,000	400	-	-	400
Common stock issued for cash at $0.05 per share	808,000	81	40,319	-	40,400
Loss from inception through December 31, 2008	-	-	-	(14,319)	(14,319)

Balances, December 31, 2008	4,808,000	481	40,319	(14,319)	26,481
Loss for the year ended December 31, 2009	-	-	-	-	-

Balances, December 31, 2009	4,808,000	481	40,319	(14,319)	26,481
Loss for the year ended December 31, 2010	-	-	-	(36,316)	(36,316)

Balances, December 31, 2010	4,808,000	481	40,319	(50,635)	(9,835)
Loss for the year ended December 31, 2011	-	-	-	(21,466)	(21,466)

Balances, December 31, 2011	4,808,000	481	40,319	(72,101)	(31,301)
Forgiveness of debt from former directors	-	-	6,250	-	6,250
Loss for the nine months ended September 30, 2012	-	-	-	(42,934)	(42,934)

Balances, September 30, 2012	4,808,000	$481	$46,569	$(115,035)	$(67,985)

The accompanying notes are an integral part of these financial statements.

NET PROFITS TEN INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
	For the Nine Months Ended		March 24, 2008 Through
	September 30,		September 30,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$(42,934)	$(17,130)	$(115,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	1,290	995	3,838
Changes in operating assets and liabilities:
Prepaid expenses	(1,650)	131	(1,650)
Accounts payable	6,337	(5,825)	6,530

Net Cash Used in Operating Activities	(36,957)	(21,829)	(106,317)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(4,902)

Net Cash Used in Investing Activities	-	-	(4,902)

FINANCING ACTIVITIES
Proceeds from common stock issuances	-	-	40,800
Proceeds from related-party payables	36,913	19,499	70,419

Net Cash Provided by Financing Activities	36,913	19,499	111,219

NET (DECREASE) IN CASH	(44)	(2,330)	-

CASH AT BEGINNING OF PERIOD	44	2,392	-

CASH AT END OF PERIOD	$-	$62	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$-	$-
Income Taxes	-	-	-

Forgiveness of debt from former directors	$6,250	$-	$6,250

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

On September 1, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with World Moto (Thailand) Co., Ltd. World Moto a corporation established under the laws of the Kingdom of Thailand. See (Note 4).

Basis of Presentation
The unaudited financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 and for period from inception (March 24, 2008) through September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month and nine month periods ended September 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2012. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

NET PROFITS TEN INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficit of $69,049 at September 30, 2012, has generated revenues of only $10,188 since inception and has an accumulated deficit of $115,035 at September 30, 2012. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED-PARTY PAYABLES

Various expenses of the Company, including general and administrative expenses and professional fees, have been paid for by a related party. The related party payable totals $64,169 at September 30, 2012, bears no interest, is unsecured, and is due upon demand.

On June 28, 2012, a total payable of $6,250 due to certain former directors of the Company was forgiven upon their resignation. This amount was recognized by the Company as contributed capital.

NOTE 4 – ASSET PURCHASE AGREEMENT

On September 1, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand.

Pursuant to the agreement, the Company has agreed to purchase from World Moto substantially all of the intellectual property and certain other specific assets (the “Assets”). The consideration to be paid for the Assets, at the closing, includes the issuance of an aggregate of shares of common stock representing 60% of the outstanding shares of the Company’s common stock immediately after closing and the assumption of certain outstanding debt which will be converted into shares of common stock at the closing.

Prior to the closing, the Company will engage the general services of World Moto for the amount of $17,000 to be paid on September 1, 2012 (paid) and $10,000 to be paid on the first of each month commencing October 1, 2012 ($10,000 paid on October 1, 2012), until the earlier of the closing date or December 1, 2012, for a maximum of $47,000 in the aggregate.

As a condition to the closing, the Company will raise up to $225,000 by selling shares of common stock to investors on a private placement basis, at a price and valuation to be determined. After the closing date, the Company will use its reasonable commercial efforts to raise $1,700,000 in equity capital.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to our quarter ended September 30, 2012, on November 2, 2012, Mr. Liam, our President, Director and a stockholder, surrendered 3,997,675 shares of the Company’s common stock for cancellation.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking” information. The words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “goal” and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other Securities and Exchange Commission (“SEC”) filings. We do not take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements except as otherwise provided by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

Business Overview

We were incorporated on March 24, 2008 in the State of Nevada. We are focused on marketing and distributing user-friendly interactive yearbook software for the military. We have been doing business as Mil Yearbook. Our offices are currently located at: 7956 Gen Luna Street, Quiapo Metro, Manila, Philippines. Our telephone number is 1-209-694-4885. We have secured a domain name – www.netprofitsten.com, which is functional but requires further development as of the date of this report, which website includes information we do not desire to be incorporated by reference herein.

Objectives

We are in the business of marketing and distributing user-friendly interactive yearbook software for the military. The software is planned to allow our customers to create and burn their own interactive digital memories on CD/DVD, as a “Mil Yearbook“, assuming we are able to complete the design and development of the software. Once a CD/DVD is created, customers will be able to sell this Mil Yearbook as a fundraising venture for their particular organization (see also the flow chart below). They will be able to watch and play with their digital memories on a personal computer or DVD, or sell it to their friends and family. Our software is planned to allow for uploading photos, video, music and text to their Mil Yearbook. The finalization and design and development of our software is subject to certain risks and uncertainties, and we may not be able to execute on our business plan and/or complete the development of the software in the future.

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

We have earned only minimal revenue to date. We do not anticipate earning significant revenues from our business operations until such time as we are able to successfully market, distribute and sell our interactive military fundraising software called Mil Yearbook. We are presently in the development stage of our business and we can provide no assurance that we will be able to market our interactive digital software to the military, as well as other military organizations who routinely undertake fund raising activities throughout the United States and then Australia and Europe. Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.

However, to date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to market our interactive digital software to the military, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our stockholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

Asset Purchase Agreement with World Moto

We have had preliminary discussions with potential business combination partners, and as disclosed in our Current Report on Form 8-K filed on September 10, 2012, we have entered into a definitive agreement to engage in a strategic transaction with World Moto (Thailand) Co. Ltd., as discussed below. However, such transaction has not yet closed. A transaction with World Moto, or any other such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. If we do not close the transaction with World Moto, are unable to locate another suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

On September 1, 2012, we entered in an Asset Purchase Agreement (the “Agreement”) with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand, Chris Ziomkowski, the Chief Technical Officer of World Moto and Paul Giles, the Chief Executive Officer of World Moto. Pursuant to the agreement, the Company has agreed to purchase from World Moto substantially all of the intellectual property and certain other specific assets related to World Moto’s Moto-Meters (the “Assets”). As part of the transaction, Messrs. Ziomkowski and Giles will be the continuing management of the Company. Moto-Meters are devices that provide metering of rides on motor scooters and similar types of transportation vehicles and are being developed by World Moto. Pursuant to the Asset Purchase Agreement, we agreed, among other things, to issue to World Moto an aggregate of shares of common stock representing 60% of the outstanding shares of the Company’s common stock immediately after closing the transaction.

As of the date of this Quarterly Report on Form 10-Q, we have not closed the asset purchase transaction underlying the Agreement.

Share Cancellation

Subsequent to our quarter ended September 30, 2012, on November 2, 2012, Mr. Liam, our President, Director and a stockholder, surrendered 3,997,675 shares of the Company’s common stock for cancellation.

Results of Operations

Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

We generated no revenues for the three months ended September 30, 2012 and 2011. We have generated a total of $10,188 of revenues since inception.

We had operating expenses of $31,777 for the three months ended September 30, 2012, compared to $4,432 in operating expenses for the three months ended September 30, 2011, the increase was due us incurring more consulting and professional expenses during the three months ended September 30, 2012. We had a net loss of $31,777 for the three months ended September 30, 2012 compared to a net loss of $4,432 in 2011.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

We generated no revenues for the nine months ended September 30, 2012 and 2011. We have generated a total of $10,188 of revenues since inception.

We had operating expenses of $42,934 for the nine months ended September 30, 2012, compared to $17,130 in operating expenses for the nine months ended September 30, 2011, the increase was due us incurring more consulting and professional expenses during the nine months ended September 30, 2012. We had a net loss of $42,934 for the nine months ended September 30, 2012 compared to a net loss of $17,130 in 2011. We anticipate our operating expenses will increase as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $400 from the sale of stock to our officer and Directors and $40,400 through a private placement to 38 non-affiliated investors. At September 30, 2012, we had a working capital deficit of $69,049, which represented $1,650 of prepaid expenses offset by $70,699 of current liabilities, $6,530 of accounts payable and $64,169 of advances from related parties, which accrue no interest and are payable on demand. We had a deficit accumulated during the development stage of $115,035 as of September 30, 2012.

We had net cash used in operating activities of $36,957 for the nine months ended September 30, 2012, which mainly consisted of the net loss of $42,934 for the nine months ended September 30, 2012, adjusted by $1,290 of non-cash depreciation expense, $1,650 increase in prepaid expenses, and $6,337 of increase in accounts payable.

We had cash provided by financing activities of $36,913 for the nine months ended September 30, 2012, which was solely due to advances from related party payables.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. Estimated funding required during the twelve-month period is $40,000. Given our cash position of $Nil as of September 30, 2012, we will experience a shortfall in the next twelve months. How long Net Profits Ten Inc. will be able to satisfy its cash requirements depends on how quickly we can generate revenue and how much revenue can be generated.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three month period ended September 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) .

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2011. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

(1) The Company has inadequate segregation of duties consistent with control objectives.

(2) The Company has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.

3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Programmer Agreement
10.2 (2)	Independent Contractor Agreement with Ruthy Navon
10.3 (3)	Licensing Agreement with RN Consulting Services, d/b/a Yearbook Alive Software
10.4 (4)	First Addendum to License Agreement
10.5 (5)	Asset Purchase Agreement by and among Net Profits Ten Inc., World Moto (Thailand) Co., Ltd., Chris Ziomkowski, and Paul Giles
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

(5) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on September 10, 2012, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET PROFITS TEN INC.

Dated: November 7, 2012	By: /s/ Marlon Liam
Marlon Liam
President, Chief Executive Officer, Secretary, Treasurer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)