Form 10-K
period 2012-12-31
World Moto, Inc.
filed 2013-04-11
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 000-54694

World Moto, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	77-0716386
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)

1777 Moo 5 Soi Sukhumvit 107	N/A
Sukhumvit Road, North Sumrong
Amphur Muang, Samut Prakan
Bangkok, Thailand
(Address of principal executive offices)	(Zip Code)

(646) 840-8781
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [   ] No [ x ]

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 29, 2012: Not available as there was no public market on such date.

As of March 31, 2013 the registrant’s outstanding stock consisted of 378,033,149 common shares.

PART I

Item 1. Description of Business

Forward-looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “plans,” “may,” “could,” “should,” “likely,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to World Moto, Inc., a Nevada corporation, and unless otherwise differentiated, its subsidiaries. Our principal subsidiary, which is our initial operating company, is World Moto Technologies Co., Ltd., organized on February 4, 2013, under the laws of the Kingdom of Thailand, the name of which subsequently was changed to World Moto Co, Ltd.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate History

General

     World Moto, Inc. was incorporated on March 24, 2008 in the State of Nevada under the name Net Profit Ten Inc. Effective November 12, 2012, the Company amended its Articles of Incorporation to change its name from “Net Profits Ten Inc.” to “World Moto, Inc.”.

     The original purpose of the Company was to market and distribute user-friendly interactive yearbook software for the military. We were a shell company until the completion of the acquisition of the World Moto Assets described below, which was consummated on November 14, 2012, and discussed in a Form 8-K Report filed on November 15, 2012.

Acquisition of World Moto Assets

     On September 1, 2012, the Company entered in an Asset Purchase Agreement (“Agreement”) with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand (“World Moto”), Chris Ziomkowski, the Chief Technical Officer of World Moto and Paul Giles, the Chief Executive Officer of World Moto. The Agreement was consummated on November 14, 2012. The Company purchased from World Moto substantially all of the intellectual property and certain other specific intellectual property assets related to World Moto’s initial product, Moto-Meter (the “Assets”), which includes three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, several URLs and trade-names and associated names related to the Moto-Meter and World Moto. As part of the transaction, Messrs. Ziomkowski and Giles became the management of the Company immediately after the acquisition. The Assets did not include any plant and equipment, customer lists, suppliers and any other business and operational assets of World Moto, and the Company did not hire any employees of World Moto other than Messrs. Giles and Ziomkowski. World Moto continues as a corporation, operating in Thailand. Moto-Meters are devices that provide metering of rides on motor scooters, motorcycles and similar types of transportation vehicles and have been developed by World Moto.

     The consideration paid for the Assets was an aggregate of 224,597,666 shares of common stock, then representing 60% of the outstanding shares of the Company’s common stock immediately after closing and the assumption specified outstanding debt in the amount of approximately $75,000, which was converted into 576,923 shares of common stock at the closing, at a conversion rate of $0.13. All these shares were issued on a private placement basis under Section 4(2) of the Securities Act of 1933 (“Securities Act”), and the certificates were issued with a restrictive legend. The investors were not granted any registration rights.

     In connection with the acquisition of the Assets, the Company raised $246,000 by selling an aggregate of 1,892,308 shares of common stock to one investor on a private placement basis under Section 4(2) of the Securities Act, based on its being an accredited investor as defined in Regulation D, at a per share price of $0.13 of, which $58,000 will be used to pay existing liabilities of the Company. The shares were issued with a restrictive legend, and the investors were not granted any registration rights.

     At the same time as the acquisition of the Assets, Mr. Marlon Liam, our former sole director and officer, agreed to extinguish $52,183 in obligations owed to him by the Company for the issuance of 401,415 shares of common stock, at a conversion rate of $0.13. The issuance was made based on Section 4(2) of the Securities Act to an executive officer of the Company and his knowledge of the Company and his sophistication as an investor in small capitalized companies with substantial risk, some of which are set forth herein.

     On November 14, 2012, the Company discharged an obligation of $25,000 by the issuance of 192,308 shares of common stock at a conversion rate of $0.13. The issuance was made under Section 4(2) of the Securities Act of 1933, based on the investor’s knowledge about the Company and its sophistication as an investor in restricted securities of a small capitalized company in the development stage, which bear many investment and business risks, some of which are set forth herein.

     On November 14, 2012, Mr. Marlon Liam appointed Mr. Paul Giles as the then sole director of the Company, and Mr. Liam resigned as a director and officer of the Company. This appointment and resignation effected a change of control of the Company. The Company filed and distributed on October 19, 2012, a Schedule 14f in respect of the change of control.

     The acquisition transaction of the Assets was accounted for as a purchase of assets in accordance with Rule 11-01(d) of Regulation S-X and ASC 805-10-55-4. The Assets had a contract stated value of $100,000 based on several factors about the shares issued as consideration, including the limited trading of the common stock, the restricted characterization of the securities with not less than a one year holding period before Rule 144 would apply, the absence of registration rights, and the determination of the value of the Assets by World Moto. No goodwill was recognized in the purchase. No formal, independent valuation was obtained in connection with the purchase of the Assets. In accordance with Generally Accepted Accounting Principles, the Assets were valued by the Company at $236,314.

Appointments

     On November 16, 2012, Ms. Lisa Ziomkowski-Boten was appointed as the Secretary and Treasurer of the Company. There was no prior arrangement or understanding pursuant to which Ms. Ziomkowski-Boten was appointed as Secretary and Treasurer. Ms. Ziomkowski-Boten is the sister of Mr. Chris Ziomkowski, the Company’s Chief Technical Officer and a shareholder of the Company.

     On December 19, 2012, the Company entered into a Board Advisory Agreement with Mr. Julpas “Tom” Kruesopon, whereby he consented to serve as a director of the Company. Pursuant to the agreement, Mr. Kruesopon received a fee for his services as director of five hundred thousand (500,000) shares of restricted Company common stock vesting upon the first anniversary date of his appointment to the board and a one-time cash fee of $10,000 for consulting services. Additionally, under the agreement, Mr. Kruesopon will receive $3,000 for attendance at the Company’s annual meeting of shareholders, and $1,000 for attendance at any director’s meeting in excess of one meeting per year. The shares were issued under Section 4(2) of the Securities Act, and Mr. Kruesopon is an accredited investor.

January 2013 Financing

     On January 8, 2013, the Company consummated a private placement offering with an accredited investor for the sale of 3,703,704 shares of common stock at a purchase price of $0.27 per share, for aggregate consideration of $1,000,000. The shares were issued in reliance upon Regulation S of the Securities Act, to an investor who is an “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act, in an offshore transaction (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by such investor. The Company intends to use the proceeds for general corporate purposes, including working capital needs.

Business

     The Company is a development stage company seeking to address the need for fare metering and m-commerce for motor scooter and motorcycle taxis. The use of these taxis is increasingly common in the developing world. Our planned products, however, will have increased functionalities over a standard fare meter commonly used in an enclosed taxicab. These planned products will be based on and expanded from the Assets acquired from World Moto in 2012. We will design and develop and then manufacture, market and sell the Moto-Meter, which has the basic functions of a taximeter in an enclosed taxicab, but with additional characteristics over time that will permit mobile commerce, GPS tracking, advertising and other capabilities. As an element of mobile commerce, the Company is introducing “Yes,” a concierge service where persons can order products to be bought by a motor scooter operator and delivered to their address.

     In many parts of the world, the taxicab as is known in the developed economies is being superseded by motor scooter and motorcycle taxis. The growth in the use of the motor scooter and motorcycle taxi is particularly prevalent in the heavily populated, faster growing Asian, African and South American cities. While meters are ubiquitous in taxicabs, we believe there are no similar devices for motor scooter and motorcycle taxis. Thus, moto-taxi fares are un-standardized and must be calculated by hand or agreed upon or “haggled” before, during or after a trip, often leading to failed negotiations and clashes between drivers and passengers. In response to this problem, the Moto-Meter was developed. This device will do for the moto-taxis what the taximeter did for taxicabs more than 100 years ago. We currently have the plans for two Moto-Meter models, one with an LED screen and the other an LCD monitor.

     We plan to enter the moto-meter market initially in Thailand and then branch out to additional countries with a high use of moto-taxis such as Brazil, Indonesia and Nigeria and then other developing economies throughout the world. Moto-taxis are most common in the economically developing and emerging growth countries. There also is increasing use of the moto-taxi in the developed world, such as in Paris and London, because of their convenience and speed. We plan on developing a distribution network of the meter products through franchised dealers, resellers and brick and mortar storefronts in our selected markets. Use of these kinds of vendors is chosen because aspects of the Moto-Meter include add on products, and these vendors will be able to help with installation and provide explanations for use.

     In late 2012, the Company partnered with the Bangkok Governor's Office to carry out trials of the Moto-Meter product, which were conducted to test both the hardware and software of the meter and to determine how quickly it could be deployed throughout the city. The trials were carried out along a prominent thoroughfare in the heart of the city and received praise from both drivers and passengers. Based on the success of the trials, the Company anticipates that there will be strong demand once the Moto-Meter enters full production. According to the Thai Ministry of Transportation, it is estimated that there are over 200,000 motorcycle taxis in Bangkok and an estimated 700,000 motorcycle taxis across the country. Once the Moto-Meter is in widespread use, the Company plans to use Bangkok as a flagship city as sales and marketing efforts are ramped up to enter other cities and areas across Thailand in conjunction with other major markets around the world.

     We have begun discussions to mandate the use of Moto-Meters on all moto taxis within the city of Montes Claros, Brazil. Montes Claros is considered the "motorcycle taxi capital" of northern Brazil and an ideal city to launch the Moto-Meter in that country. We anticipate that a regulatory mandate here will act as a springboard into the potential enormous markets of Brazil's other highly populated cities.

     In Africa, we established an office in Lagos, Nigeria. Previously, the officials in Nigeria have expressed strong interest in the Moto-Meter, and feedback from our initial discussions has been positive. Establishing a physical presence in the city is now essential for the Company as it enters the process of formalizing these discussions into a clear plan to introduce the Moto-Meter into Lagos and cities across Africa.

     We believe that the Moto-Meter will be a quickly adopted product. First it will provide a certainty to the fare which will overcome the problems faced by the customer and driver that the fare is often undefined and has to be negotiated or “haggled.” These negotiations often result in misunderstandings and inconsistencies which annoy both the driver and the customer. Second, the Moto-Meter will help authorities regulate fares, which will give communities and regulatory agencies an easy and affordable method of standardizing moto-taxi fares and support overall consumer and community satisfaction. Therefore, we believe the Company will obtain support for its product in the markets it addresses from the regulators as well as the customers and the drivers.

     We also plan future products that complement the basic forms of Moto-Meters. These may include advertising, booking, delivery, electronic payment and similar products and devices and includes the “Yes” concierge capability. The basic Moto-Meter provides event data recording and GPS positioning, which are valuable safety features.

Principal Products

     The principal product currently is the Moto-Meter. The first product will be a light emitting diode model and once a market is established for that product, we will market a liquid crystal display premium model. The LED model will be a portable/universal meter that is compact and easily swapped among vehicles. It will be rugged and will work with all vehicle classes. The meter will provide starting rate, time, total fare and distance measures. The device will have event data recording, GPS functionality and advertising capacity. The premium product will have added features such as TV and video display capability. Mobile commerce will also be an early stage enhancement, which will allow for electronic payment of the fare and also purchasing other products and services.

     The initial product, which is known as the Eagle, will be waterproof, scratch resistant, made of high density plastic and similar in size to a modern GPS device; its dimensions are approximately 6” X 4” x 1”. The Eagle model will have a USB style connector that plugs into a motorcycle or vehicle providing the meter with speed, distance, and sensor information while powering the unit. The device will integrate with dispatch/vehicle management systems and will be capable of almost unlimited tariff options. Firmware upgrades and re-programmability are designed to be quick and simple. The life expectancy of the Eagle model is expected to be 3-5 years. The Eagle model will be sold with a one year warranty. The Eagle product will be sold as a kit, including the mount, installation kit, and cost of warranty.

     The Moto-Meter is also designed to be tamper proof, with multiple independent, fully redundant tracking systems. These include a GPS and a completely self-contained inertial navigation system, in addition to the traditional speed sensors found on conventional taxi meters. Any one of the systems is enough to give an accurate record of the distance and waiting time by itself, but all of them combined allow for an accuracy and reliability unsurpassed by other metering devices on the market today for similar uses.

     An enhancement to the standard Moto-Meter includes a persistence of vision advertising capability that works either independently or in conjunction with the Moto-Meter display to provide graphics displayed on a rotating wheel at speeds as low as 11km/h. Three rows of RGB LED’s are controlled via an advanced graphics processor that can sense wheel position and rotation speed during normal operations.

     An additional enhancement will enable mobile commerce. The Money Max is a dispatch and mobile merchant payment solution all rolled into a small compact device which pops on and off the Moto-Meter. This unit has everything needed to communicate and take electronic payments, perform payment transactions, send e-receipts, as well as has added value features such as messaging, which will be useful for bookings. The Money Max includes a card swipe, RFID reader, smart card reader and chip on glass LED, similar to a mobile point of sales device.

     The Moto-Meter also will have an event data recorder, commonly known as a “black box.” This is a first for motorcycles. The black box is a tiny unit that comes integrated with the Moto-Meter, or it can be sold separately as a safety device. This will allow monitoring location and rides, which can provide safety for riders and fleet tracking. The device automatically stores up to five years of trip data, which data are encrypted for security.

Potential Revenue Lines

     The principal source of revenues will be from the sale of the Moto-Meter units and related products to be used with the Moto-Meter. In the future, the Company would expect to generate revenues from a number of additional sources. The initial additional revenue is likely to be from the advertising displayed on the Moto-Meters. Revenues also would be expected come from the mobile commerce applications. Additional revenues may be generated from the booking services which would include door to door, delivery, messenger, vehicle collection, errands and emergency road services, but these revenues are considered to be well in the future.

     In December, the Company entered into a distribution agreement with Lucky Distributors, Ltd., a Thailand based distribution company. Lucky has a regional network that currently provides parts and servicing for motorcycles and motor scooters. Lucky also is a preferred supplier for the Motorcycle Taxi Association of Thailand. Under the terms of the distribution agreement, Lucky has the non-exclusive rights to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout the country of Thailand and surrounding border markets. World Moto will retain the rights to advertising, software and complementary commerce services such as Yes.

     Depending on the means of distribution and sale, there may be revenue opportunities from franchising and licensing of the Moto-Meter and its different capabilities. The concierge service “Yes” is one such other potential source of revenue for the Company.

Manufacturing and Supplies

     The Company plans to subcontract manufacturing. The Company believes that there are many manufacturers capable of providing and assembling the parts for the Moto-Meter, at a high quality level and efficient rate of production for prices that will work within the projected pricing of the Moto-Meter units. In the future, to assure adequate production and quality, the Company plans to manufacture the devices themselves, either being fully responsible for the production or in conjunction with other contract manufacturers. While the Company believes there are many manufactures that can meet its requirements, it typically will work with only one or two at a time. Where useful, the Company plans to use just in time stock strategies for hardware, supplies and service parts to control margins and working capital requirements.

     Certain of the components in our devices will be supplied by contract suppliers to our specifications while other components will be provided by generic manufacturers. We believe there are adequate providers in both categories of suppliers.

     The Company currently has no agreements with any manufacturers or suppliers.

Regulation

     The Company expects that its Moto-Meter will be subject to some level of indirect regulation, but is not aware of any specific regulations at this time in the intended markets. Regulation may come in the form of weights and measures laws to assure the accuracy of the metrics of the Moto-Meter to prevent fraud in commercial transactions. However, in many instances these kinds of regulations are more oriented towards the user of devices so as to prevent tampering and driver fraud on the consumer. The regulation of fares would have little impact on the Company since the Moto-Meter may be set to various rates which will be the task and responsibility of the user not the manufacturer. Rather, the Company expects that the regulatory authorities will embrace the Moto-Meter because it will permit them to establish greater consumer protection and confidence in transportation fares. Generally speaking, this kind of regulation will be seen as benefiting the overall community. The safety features of the Moto-Meter will also be embraced by governmental authorities because it will allow tracking and positioning which will benefit crime prevention and monitoring.

     Certain functions of the Moto-Meter system utilize radio frequency technology, which is subject to regulation by the Federal Communications Commission ("FCC") in the United States and may be similarly regulated in the other jurisdictions where the Company plans on marketing and selling the Moto-Meter. Where regulated, the Company will have to obtain the necessary registrations and licenses.

Customers

     The customers of the Company first will be resellers, such as Lucky Distributors, Ltd., and franchisees, who will then on-sell the Moto-Meters to the moto-taxi owners, which may be individuals or fleet owners. As the Company gains brand and product awareness, it expects to sell directly to the owners of moto-taxis, thus expanding the customer base to the primary user. The Company intends to establish and control pricing so that there is a minimum of price competition in among its markets. The Company currently does not have any distribution agreements of any kind in place or contemplated at this time.

Marketing

     The Company plans to use several channels to market its products. The overall goal of the advertising will be to strengthen brand and product recognition, which will also support product distribution and sales. The Company will seek to overcome the general low image and poor customer perception of taxi products currently pervasive in the taxi meter industry. The Company will attempt to stand apart in its corporate image and its product quality and placement.

     The Company plans to use direct sales calls, presentations and appointments with regulatory agencies, associations, distributors, and operators of moto-taxi fleets to generate recognition and acceptance of our products. The use of public demonstrations to target users will also be deployed, which will be in conjunction with the cooperation of local municipal authorities. Once the Moto-Meter is established, the Company plans to promote its m-commerce services directly to the drivers, who might then start selling these services to their customers or the public.

     We also plan to follow a course of marketing that deploys word of mouth, guerilla marketing and viral marketing using various social networks and similar marketing methods. Since the deployment of the Moto-Meter is frequently on an independently owned vehicle, the Company understands that the acceptance of the benefits of the Moto-Meter by the individual owner-drivers as well as the owners and drivers of fleet owned vehicles and public authorities is important in gaining acceptance and use. As the benefits of more certain fares and the value of the related services become known to the customers of moto-taxis, we expect that they will also drive sales preferring to use vehicles out-fitted with the Moto-Meter for its benefits of safety, certainty of fare, m-commerce and other services.

     We plan to pay particular attention to the development of the Company and product website and its Facebook page. As its representation on the Internet, these sites will increasingly be the first point of contact for potential customers in need of information. The primary website will contain product information, detailed photos, purchase information and use information. In connection with its web presence, the Company will seek to maximize search engine optimization. This involves organically improving the quality and volume of traffic to a website through user searches on search engines such as Google and Yahoo.

     Print media and brochures will also be used in conjunction with sales. The Company plans to distribute printed media to operators, potential customers, channel partners, associations and government agencies. The focus of the print media will be to highlight the Company, its location, benefits of the Moto-Meter and contact information for further details and ordering.

     We plan to use trade shows, demonstration opportunities and similar venues to increase brand awareness and product understanding and recognition. These venues can also foster valuable business partnerships. Once such trade show is the Taxicab, Limousine, and Paratransit Association. Generally, these trade shows are held on a regular annual basis and attract the important companies and users within the industry, which will provide a valuable venue for the Company to showcase the company and its products.

     The Company also will seek to establish industry partnerships to help market the Moto-Meter. The Company does not have any arrangements at this time, and cannot predict if and when it may establish such arrangements.

Competition

     The Company does not believe there is any direct competition for the sophisticated products that the Company will be offering for use by moto-taxis. Although a simple meter can be adapted for use with a motor scooter or motorcycle, the Moto-Meter products will have many more functions and will be at a higher level of quality and security. Notwithstanding the fact that the Company expects to be first to market in this business sector, it is possible that other meter manufacturers may decide to address the moto-taxi market and develop products that will be able to compete with the Moto-Meter products. Such companies may have greater financial and engineering capabilities, which will make it more difficult for the Company to establish itself in various markets or offer substantial competition product offerings and pricing.

     The business of manufacturing and selling taximeters, however, is a low-profile business. Overall, we believe that competition within the industry of taximeters and related products is low, with just a few brands monopolizing sales and all of which are oriented towards taxicabs. These brands include Cygnus Automotive (UK) and Centrodyne (US). The taximeter industry is largely stagnant, lacking innovation, and is constrained by legacy products and methods of business. Current manufacturers have existing products that they are improving incrementally, but they are most concerned about maintaining product lines and market share within the taxicab industry, which stymies innovation and invites disruption from companies starting out with a modern mentality and design innovation such as we plan to deploy with the Moto-Meter.

     We also believe that we will be able to compete based on our intellectual property, some of which is subject to current patent applications in the United States. We plan to act to protect our intellectual property rights to safeguard our products and market share, and we plan to continue development of new proprietary products that will aid our competitive position. Our pricing strategy is currently geared to be competitive with products used in the taxicab situation, but as we ramp up our manufacturing and even take over manufacturing, we believe that we will also be able to compete increasingly effectively on pricing strategies.

Intellectual Property

     The Assets purchased include United States three patent applications. All three patents are titled “Universal Vehicle Management System” and are identified as follows: (i) US provisional patent application 61/401,337, filed August 10, 2010, (ii) US utility patent application 13/137,345 filed on August 8, 2011, which claims priority to August 10, 2010 using PPA 61/401,337 and (iii) PCT patent application PCT/US2011/001401 filed on August 8, 2011 with receiving office USPTO, which claims priority to August 10, 2010 using PPA 61/401,337. These are patent applications, and there is no assurance that we will be awarded patents after review by the USPTO. The lack of patent protection may make the Company vulnerable to product copying and undercutting pricing, making our market entry and maintenance more difficult or impossible.

The following table lists our U.S. patents and patent applications relating to Moto-Meter:

Published Patent App. #	Title	Filed
61/401,337	Universal Vehicle Management System	August 10, 2010
13/137,345	Universal Vehicle Management System	August 8, 2011 (1)
PCT/US2011/001401	Universal Vehicle Management System	August 8, 2011 (1)

     (1) The patents claim priority to August 10, 2010, using PPA 61/401,337

     In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary know-how and business secrets. Although we do not have formal agreements with our employees at this time, we plan on implementing a program whereby employees will enter into formal agreements with respect to our intellectual property, we do consider our employees’ work to be proprietary and owned by the Company. Where necessary, we will take steps to protect our intellectual property interests under the laws of the United States and the jurisdictions in which we intend to operate. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with the Company.

     The Company does not have any significant trademarks in use at this time. However, as our business develops, we plan to develop specific trademarks for our products and services and seek registration of those marks with government authorities for their protection.

Research and Development

     In the fiscal year ended December 31, 2012, the Company spent approximately $50,000 on research and development activities. It is anticipated that for the 2013 fiscal year, the Company will devote approximately $250,000 to product development activities.

Employees

     At March 31, 2013, the Company has only three executive employees, Messrs. Paul Giles, Chris Ziomkowski and Ms. Lisa Ziomkowski-Boten. The Company plans to hire additional employees at its Thailand subsidiary in 2013 to assist with product development and engineering.

Item 1A. Risk Factors

     You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline and your investment could be lost.

Because we have not generated revenues sufficient to cover our operating expenses and have incurred losses for the period from March 24, 2008 (inception) to December 31, 2012 there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We did not generate any revenues for the year ended December 31, 2012, and had a net loss of $227,562. We have a total accumulated deficit of $299,663, since inception. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made, should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

We have only generated minimal revenues to date and we face many obstacles as a startup venture. We may never be able to execute our business plan.

We did not generate any revenues for the year ended December 31, 2012. There can be no assurance that we will ever achieve any profitability or revenues sufficient to support our operations. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

Because our business plan may be unsuccessful, we may not be able to continue operations as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. Our business plans may not be successful in addressing these issues.

The success of our business plan is dependent on our further developing and marketing of the Moto-Meter. Our ability to market such a product is unproven, and the lack of an operating history makes it difficult to validate our business plan. If we cannot continue as a going concern, our stockholders may lose their entire investment in our Company.

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

The success of our business plan is dependent on our improvement and marketing of the Moto-Meter. Our ability to market such a product is unproven, and the lack of an operating history makes it difficult to validate our business plan. If we cannot continue as a going concern, our stockholders may lose their entire investment in our Company.

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

In the future, our success will be dependent upon the success of our efforts to gain market acceptance of our Moto-Meter. If we cannot attract a significant number of customers due to the target market not being as responsive as we anticipate, we cannot guarantee that we will ever be successful in generating revenues to support our operations in the future to ensure our continuation.

Because we have not generated any significant revenue from our business and we will need to raise funds in the near future, which may be difficult to obtain when required, we might be forced to discontinue our business.

As of December 31, 2012, we had a working capital of $75,760 and a total accumulated deficit of $299,663, and we anticipate incurring costs of at least $840,000 for the next 12 months, which we hope to raise through the sale of debt or equity securities and/or through traditional bank funding.

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

The success of our business in part will depend on developing and maintaining relationships with retail suppliers, re-sellers and/or distributors. Achieving such acceptance will require significant time and marketing investment. If we are unable to build these relationships with retail suppliers, re-sellers or distributors to sell our Moto-Meter, this could adversely affect our competitive position and cause us to lose potential customers or opportunities. Also, if we are accepted by retail suppliers, resellers or distributors but do not generate revenues at sufficient levels to support our operations and build our business, our business will fail.

     Because we have no operating history there is no assurance that our future operations will result in profitable operations.

Because we are a start-up, development stage company, there is no operating history upon which to base any assumption as to the likelihood that we will prove successful, and we cannot provide investors with assurances that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and investors will lose their investment.

     The lack of an operating history makes it difficult to validate our business plan and to raise capital for our future development.

     Investors in the current market favor companies which are further along in their development. Although we have several patents applications filed and we have conducted initial demonstrations of our product, we are still considered a speculative business with an unproven business opportunity and an unproven ability to finance and bring to market our proposed products. It is difficult to express with any certainty our prospects and revenue opportunities. Therefore, we believe it will be difficult to raise substantial amounts of capital as a development stage, start-up company. Without substantial funding, we may not be able to pursue our business plan. If that is the case, investors may lose their entire investment.

     The Company will need a substantial amount of capital to implement its business plan.

     The Company's capital requirements will be significant over the longer term. The Company does not have any commercial products at this time, and, therefore, it is not currently generating any cash flow to fund its operations. There can be no assurance that the Company will be able to generate cash flows in the future, which will be sufficient to fund its operations. In connection with the acquisition of the Assets, the Company raised $246,000 in a private placement in November 2012, and subsequently in January 2013, it raised an additional $1,000,000: these funds, however, are not sufficient to implement the business plan in full. Therefore, the Company plans to seek additional equity capital in the future to fund its business development and operations. There is no assurance that it will be able to obtain this financing, in the amounts required or on terms acceptable to the Company. If additional financing is obtained, the Company will most likely be selling additional equity securities with the consequence of dilution to the current investors. If financing is not obtained, then the Company may have to curtail or reduce its activities. The Company has no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all.

     Until the Company has developed and launched its Moto-Meter product at commercial levels, there is uncertainty of market acceptance and the efficacy of the commercialization strategy.

     As the Company is a start-up, development stage company, it has not yet launched its Moto-Meter products at a commercial level. Until it has consistent, proven sales, there is uncertainty of the product acceptance in the intended markets and the ability of the Company to commercialize its products. As with any transformational product, there will be a time before customers embrace the produce and recognize its full value. Until then, the Company believes it will have to fund its operations from capital rather than revenues. If there are no, or only low levels of, product acceptance and sales, the Company will have to alter its business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services is subject to great uncertainty. Achieving market acceptance will require the Company to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for its products. The Company has limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. The Company's efforts will be subject to all of the risks associated with the commercialization of new products, including unanticipated delays, expenses, technical problems or difficulties and technological obsolescence due to changing technology and the evolution of industry standards. There can be no assurance that markets for the Company's products will not be limited, or that the Company's strategies will result in successful product commercialization or in initial or continued market acceptance for the Moto-Meter.

     Our Moto-Meter products may be subject to price sensitivity in certain markets. Our Moto-Meter products will be offered in developing market economies.

     As a result of our product sales being offered in developing market economies, we expect that our product may be considered expensive for the small operators of moto-taxis, many of which are individually owned. Therefore, we may have issues in being able to establish a market for the products and penetrating the market as we try to expand it. To achieve market penetration, we may have to produce a lower cost Moto-Meter model or reduce the price of the product offerings, the latter of which would curtail our anticipated margins and may have an adverse effect on our ability to operate and expand our business.

     We are uncertain of our ability to effectively implement and manage our growth strategy.

     As part of our business plan, we will be rolling out our Moto-Meter product first in Thailand and then in other countries in the developing economies, such as Nigeria, Indonesia and Brazil. We also plan to expand our product offerings. The success of our growth strategy will depend on brand management, competitive conditions, our ability to manage increased sales and distribution, and local law and cultural requirements. There is no assurance that we will be able to satisfy all the requirements of a successful product development and launch and then expansion into the markets for our products. There can be no assurance that we will be able to find the qualified personnel to implement the business plan. There is also no assurance that our growth strategy will be successful or that our sales or net income will increase as a result of our strategy.

     Our management and internal systems might be inadequate to handle our potential growth.

     Successful implementation of our business strategy will require us to develop our operations and effectively manage growth. Growth will place a significant strain on our management, financial, product design, marketing, distribution and other resources, which would cause us to face operational difficulties. To manage future growth, our management must build operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively in which case, our expansion would be halted or delayed and we may lose our opportunity to gain significant market share or the timing advantage with which we would otherwise gain significant market share. Any inability to manage growth effectively may harm our ability to implement and execute our current or any subsequent business plans.

     Technical factors may limit product development.

     Although the Company's research and development efforts relating to the technological aspects of the existing version of the Moto-Meter are completed, the Company is continually seeking to refine and improve capabilities and the components of the Moto-Meter and to develop additional related products and functionalities. The Company's success will depend upon the Moto-Meter products meeting targeted costs and performance standards and also will depend upon their timely introduction into the marketplace. There can be no assurance that development of additional versions and functions of the Moto-Meter will be successfully completed, that they will satisfactorily perform all of the functions for which they have been designed, that they will meet current price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in development or commercialization.

     The Company will initially depend on third party distributors, suppliers and manufacturers.

     Initially the Company will use outside providers to add in the development and implantation of aspects of our business plan, such as for research and development, design requirements and marketing and distribution. Additionally, we plan to purchase product components from various third party suppliers and use third party manufacturers for the Moto-Meter. The Company believes that there are several readily available sources for research, design and marketing tasks and for parts and for manufacturing. While the Company will attempt to maintain alternative sources for the Company's service providers, supplies and manufacturing, the Company is subject to the risk of price fluctuations, product availability, delivery delays and quality consistency. Failure by service providers, suppliers and manufacturers to supply the Company with the services or units on commercially reasonable terms, or at all, would have a material adverse effect on the Company in establishing brand recognition and market share, obtaining sales and generating revenues. Failure or delay in receiving necessary services and supplies or products by the Company would adversely affect the Company's operations, and its ability in turn to deliver its products on a timely, consistent basis. The use of third party providers may also make our products more expensive or reduce our margins, therefore affecting our financial condition and results of operations.

     Patents, trademark and proprietary information.

     The Company has made three United States patent applications covering certain aspects of the Moto-Meter. The Company is also in the process of extending its patent protection in jurisdictions in addition to the United States. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any patent applications will result in issued patents, that the Company's patents or future trademarks, if any, will be upheld if challenged or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company.

     Although the Company believes that its current products, patent applications and trademarks do not and will not infringe patents, trademarks or violate proprietary rights of others, it is possible that its existing intellectual property may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its products, change the name of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

     The Company also relies on proprietary know-how and employs various methods to protect the source codes, concepts, ideas and documentation of its proprietary technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation. Although the Company has and expects to have confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.

     The Company products may be subject to government regulation which may increase it costs or limit its products.

     Certain functions of the Moto-Meter system utilize radio frequency technology, which is subject to regulation by the Federal Communications Commission ("FCC") in the United States and may be similarly regulated in the other jurisdictions where the Company plans on marketing and selling the Moto-Meter. The Moto-Meter may also be subject to regulation in the category of weights and measures assurance. The Company believes that it is or will be in substantial compliance with all applicable regulations governing the manufacture and operation of the Moto-Meter. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the relevant government authorities will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's product offerings in jurisdictions in addition to the United States, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws, regulations and licensing requirements.

     The Company is dependent on its current employees.

     The success of the Company will be largely dependent on the personal efforts of Messrs. Paul Giles and Chris Ziomkowski. Neither of these individuals has a written employment agreement with the Company. The loss of the services of either of these persons would have a material adverse effect on the Company's business and prospects. The success of the Company is also dependent upon its ability to hire and retain highly skilled financial, technical, marketing and other personnel to implement the various aspects of the business plan. There can be no assurance that the Company will be able to hire or retain such necessary personnel.

     The Company does not have any key man insurance on either of Messrs. Paul Giles or Chris Ziomkowski, and it has no current intention of obtaining such form of insurance.

     Mr. Giles has functional control of the Company.

     Because Mr. Paul Giles has approximately 45% of the issued and outstanding shares of common stock of the Company, he will be able to influence, if not control, the Company, elect all of the Company's directors, increase the authorized capital, dissolve, merge, sell the assets of the Company and generally direct the affairs of the Company.

     The Company certificate of incorporation has granted the authorization to issue preferred stock in the discretion of the Board of Directors.

     The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and, thereby, prevent stockholders from receiving the maximum value for their shares. The Company has no present intention to issue any shares of its preferred stock. However, there can be no assurance that preferred stock of the Company will not be issued at some time in the future.

     The Company has paid no cash dividends to date and has no plans to pay cash dividends.

     The Company has paid no cash dividends on its common stock to date. Payment of dividends on the common stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not currently intend to declare any cash dividends on its Common Stock in the foreseeable future.

     There is not now and may never be an active market for our common stock.

     We are providing no assurances of any kind or nature whatsoever that an active market for our common stock will ever develop or continue once there is market activity. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in the common stock of the Company. Accordingly, investors must be prepared to bear the entire economic risk of an investment in the common stock for an indefinite period of time. If a public or private market develops for our common stock, we anticipate that our then financial condition, product offerings, and product roll-out strategy and implementation will greatly impact the value of the stock, which may not reflect our business prospects. If a market does develop, there can be no assurance that it will continue at volume levels, or any level at all, that will permit investors to liquidate their investment or achieve an investment return.

     There may be no liquid market for our common stock.

     Even if a trading market develops over time, we cannot predict how liquid that market might become or how long it will be sustained. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.

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

     In addition, the stock market for small cap companies such as ours, in general, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such public companies. Such fluctuations may be even more pronounced in the trading market shortly following this offering. These broader market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

     We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources.

     We are a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including, without limitation, compliance with the Sarbanes-Oxley Act (“Sarbanes”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be substantially higher than they would otherwise be if we were privately-held. It will be difficult, costly, and time-consuming for us to develop and implement internal controls and reporting procedures required by Sarbanes, and we will require additional staff and third-party assistance to develop and implement appropriate internal controls and procedures. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that the Sarbanes requires publicly-traded companies to obtain.

     Investor confidence and market price of our shares may be adversely impacted if we are unable to attest to the adequacy of the internal controls over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act of 2002.

     The SEC, as directed by Section 404 of Sarbanes, adopted rules requiring public companies to include a report of management of their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of their internal controls over financial reporting. Our management may conclude that our internal controls over financial reporting are not effective. In such case, there may be an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares and our ability to fund the Company.

     We may not be able to attract the attention of major brokerage firms or securities analysts in our efforts to raise capital.

     In due course, we will seek to have our common stock listed on a securities exchange in the United States. There can be no assurance that we will be able to garner a quote for our common stock. Even if we are successful in doing so, security analysts and major brokerage houses may not provide coverage of us. We may also not be able to attract any brokerage houses to conduct secondary offerings with respect to our securities.

     We make no representations and provide no assurance that our common stock will become listed on a United States securities market.

     Investors may find it difficult to dispose of shares or to obtain accurate quotations as to the market value of the common stock. In addition, we will be subject to an SEC rule (Rule 15c2-11) that imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. The requirement that broker-dealers comply with this rule will deter broker-dealers from recommending or selling our Company’s common stock, thus further adversely affecting the liquidity and share price of the common stock, as well as our ability to raise additional capital.

     Because we are subject to the “Penny Stock” rules while our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced.

     The current trading market for our common stock is subject to the regulations applicable to "Penny Stock." The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

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

     Because future sales by our stockholders could cause the stock price to decline, our investors may lose money on their investment in our stock.

     No predictions can be made of the effect, if any, that market sales of shares of our common stock or the availability of such shares for sale will have on the market price prevailing from time to time. Over the course of the next 12 months, during 2013 and early 2014, a substantial amount of our shares will become eligible for sales by the holders under Rule 144. Sales of significant amounts of our common stock could adversely affect the prevailing market price of the common stock, as well as impair our ability to raise capital through the issuance of additional equity securities.

     State securities laws may limit secondary trading, which may restrict the states in which you can sell our shares of common stock.

     You may not be able to resell the shares of common stock held in the Company in a state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state, or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and limit a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The Company occupies 1,200 square feet of space, which includes its executive offices, and engineering facilities, located at 1777 Moo 5 Soi Sukhumvit 107 Shumvit Road, North Sumrong, Amphur Muang, Samut Prakan, Bangkok, Thailand, the annual rent for which is $16,380. In April 2013, the Company plans to close this facility and move into a new location in Bangkok, Thailand, which will occupy 665 square feet and will include its executive offices and engineering facilities. The annual rent for the new location will be approximately $7,500.

     The Company also has shared office space in the state of Washington, which is used by its executive officers. The annual rent for this location is currently being gifted to the Company. It is expected that the Company will pay fair market value for office space in Washington in the future.

     The Company has shared office space in New York City, located at 55 Broad Street, 28th Floor, New York, NY 10004. The annual rent for this location is currently being gifted to the Company. It is expected that the Company will pay fair market value for office space in New York in the future.

     The Company has shared office space in London, United Kingdom, located 145-157 St. John Street, Lower Ground Floor, LP-19896, London EC1V 4PW. The annual rent for which is $300.

     The Company also has shared office space in Lagos, Nigeria. The Company opens its Lagos office as a part of its plan to introduce the Moto-Meter into Lagos and cities across Africa. The annual rent for this location is currently being gifted to the Company. It is expected that the Company will pay fair market value for office space in Nigeria in the future.

     Management believes that there is ample office, manufacturing and warehouse space available in its various locations for its needs at reasonable prices when it must compete in the open, commercial real estate market. Such space can be obtained on short and long term leases.

Item 3. Legal Proceedings

     We know of no material pending or active legal proceedings to which the Company or its subsidiaries are a party or concerning any of our properties. We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Mine Safety Disclosures

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     There is a limited public market for our common shares. Our common stock is quoted under the symbol “FARE.OB”. Trading in stocks on platforms other than a securities exchange is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

     The following table shows the recorded high and low bid quotations of our common stock as reported by OTC Bulletin Board, since December 11, 2012, when trading commenced. Prior to December 11, 2012, there was no public trading in our common stock. The trading activity has fluctuated substantially, and therefore the prices may not be meaningful of market value or a represent price at which an investor will pay for or realize on the sale of a share. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
December 11, 2012 – December 31, 2012	$0.34	$0.03

     On March 31, 2013, the reported high and low prices per share of common stock were $.06 and $.06, respectively.

Holders

     As of March 31, 2013, there were approximately 18 holders of record of our common stock. A substantial portion of the outstanding shares are held in street name, the beneficial holders about which we have limited information.

Dividends

     The Board of Directors did not declare or cause to be paid any cash dividends during our fiscal year ended December 31, 2012, and the board of directors does not anticipate declaring any cash dividends in the future. It is the current intention of the Board of Directors to accumulate the cash resources of the Company to fund its development and operations.

Stock split

     On November 8, 2012, the Company effected a 1-for-181 forward stock split.

Equity Compensation Plans

     We have not implemented any broad based equity compensation plans. The Board of Directors, however, plans to consider a general equity compensation plan in the near future, which if adopted will require shareholder approval.

     The Board of Directors, in the past and for its current independent director, has issued shares and share based compensation for its officers and directors, and may continue to use share based compensation arrangements that are not part of an equity compensation plan that is approved by shareholders. Because the Company is not listed on any stock exchange, there are no current applicable exchange or securities law requirements to obtain shareholder approval for compensation arrangements.

Recent Sales of Unregistered Securities

     See Item 1, Business, Corporate History above for a discussion of recent sales of unregistered securities.

Item 6. Selected Financial Data

     Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Plan of Operations

     We plan to establish ourselves as a company that designs, manufactures, markets and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities. We have three patent applications pending for aspects of our products. To achieve our objective, we have raised approximately $1,250,000 in new capital in late 2012 and early 2013, we have achieved initial, limited trading of our common stock on non-exchange platforms which we believe will help us raise additional funds in the future, we have established our operational subsidiary in Thailand for our product development and a presence in two additional potential markets, and we have begun expanding our work force to be able to implement our business plan.

     We plan to implement our manufacturing and marketing first in Thailand, and then expand into markets where the motor scooter and/or motorcycle is commonly used as a taxi. These countries include Brazil, Nigeria and Indonesia in the first instance, and then other similar country profiles within the developing economies.

     In Thailand, we entered into a distribution agreement with Lucky Distributors, Ltd. Under the terms of the agreement, Lucky has the non-exclusive rights to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout the country of Thailand and surrounding border markets. Lucky is a national distribution company based in Thailand. It is also a preferred supplier for the Motorcycle Taxi Association of Thailand. We believe Lucky’s reputation and relationship with the moto taxi community will help promote Moto-Meter in Thailand.

     The Company has begun discussions to mandate the use of Moto-Meters on all moto taxis within the city of Montes Claros, Brazil. Montes Claros is considered the "motorcycle taxi capital" of northern Brazil and an ideal city to launch the Moto-Meter. We anticipate that a regulatory mandate here will act as a springboard into the potential enormous markets of Brazil's other highly populated cities.

     In Africa, we established an office in Lagos, Nigeria. Previously, the officials in Nigeria have expressed strong interest in the Moto-Meter, and feedback from our initial discussions has been positive. Establishing a physical presence in the city is now essential for the Company as it enters the process of formalizing these discussions into a clear plan to introduce the Moto-Meter into Lagos and cities across Africa.

     We will have to commence manufacturing and sourcing, developing contacts and capabilities, finalizing design and develop a marketing strategy. Assuming we have sufficient funding, we expect that this phase will be completed during the second fiscal quarter of 2013. Thereafter, commencement of manufacturing and marketing will take an additional four to six months, and the current objective is that this phase will be achieved during the third fiscal quarter of 2013. Once we begin the manufacturing phase of our initial inventory, we will roll out at the same time our preliminary advertising and viral cognizance program to begin to generate awareness. During this manufacturing phase, if not before, we will solidify our market channels, including any bricks and mortar outlets and any resellers. Distribution is planned first for Thailand, and then Brazil and Nigeria. Therefore, we anticipate that we will begin to generate initial sales revenues in approximately the third fiscal quarter of 2013 or the fourth fiscal quarter of 2013.

     We plan to use outside consultants and service companies from time to time for various tasks in the development and manufacturing of our products and product launch and distribution, under provider contracts, to the extent that we are not able to perform the required functions. Using such outside vendors may make a particular task more expensive, but we believe that using such experts should improve the outcome or speed up the timing of product development and time to market. There is no assurance that we will be able to control the costs and deliveries of such activities in the same manner as if we were performing the tasks ourselves, and therefore are at the usual risks of using outside providers.

     Currently, we will continue to prosecute our patent applications. We do not expect that these will be final by the time we commence marketing, but we do believe that since we have filed applications, we will be able to commence the foregoing manufacturing and marketing. To the extent necessary we will enter into non-disclosure and similar agreements to protect our intellectual property rights.

     Until we begin to generate revenues, we will rely entirely on equity capital and other forms of funding. We raised approximately $1,250,000 in cash proceeds from two private placements in late 2012 and early 2013, and we anticipate the need for additional capital in the future. While we have no other arrangements for any future funding at this time and are moving forward with current funds, we are exploring other financial options deemed beneficial to the Company. We anticipate that until the sales commence, we may need approximately $500,000 in additional capital, however, if our business plan changes or we encounter unanticipated additional expenses, we will need capital in excess of that amount. We anticipate that ultimately there will have to be several rounds of funding to reach a position of cash flow which can support our basic operations. We will probably then need additional developmental capital for additional product development and market expansion efforts. At this time, we have no arrangements for any additional capital, and we do not have determined the securities or their terms that might be offered to investors for our necessary capital requirements.

Estimated Expenses

     The following provides an overview of our estimated expenses to fund our plan of operations over the next twelve months. Funding will be with our current cash assets and may include future capital that we may have to raise. We plan to pay for such expenses as described below under “Liquidity and Capital Resources.”

Estimated
Description	Expenses

Legal, Accounting and Transfer Agent Fees(1)	$100,000
Product Development (research and development)(2)	$250,000
Patent Expense(3)	$150,000
Supply Arrangements(4)	$60,000
Manufacturing Arrangements(5)	$70,000
Marketing and Advertising(6)	$30,000
Administration and Overhead(7)	$160,000
Office Rent, Equipment and Supplies	$20,000

Total	$840,000

(1)	Includes additional legal, accounting and filing costs associated with our ongoing periodic and current report filing obligations and general day to day requirements.
(2)	Includes engineering salaries, test equipment and development licenses.
(3)	Includes legal and technical fees for the prosecution of our existing patent applications. Does not include any additional patent or related intellectual property filings and prosecutions.
(4)	Includes component charges for production of meters.
(5)	Includes NRE charges, deposits, preparation of dies, and the like, depending on the part and the process of supply and manufacturing.
(6)	Includes estimated expenses of packaging, marketing presentations, internet and print media, adverting agency fees and similar or related expenses.
(7)	Includes CEO, clerical and human resource salaries

Results of Operations for the Years Ended December 31, 2012 and 2011

     We generated no revenue for the years ended December 31, 2012 and 2011. We do not anticipate earning significant and consistent revenues until we are able to successfully market our Moto-Meters.

     Our operating expenses were $227,562 for the year ended December 31, 2012, compared to $21,466, for the year ended December 31, 2011. Our operating expenses for the years ended December 31, 2012 and 2011 consisted solely of general and administrative expenses. Our general and administrative expenses increased during 2012 due to the acquisition of World Moto (Thailand) Co., Ltd.

     We had a net loss of $227,562 for the year ended December 31, 2012, compared to a net loss of $21,466 for the year ended December 31, 2011.

     We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

     Our financial condition for the years ended December 31, 2012 and 2011and for the period from March 24, 2008 (inception) to December 31, 2012 are summarized as follows:

Cash Flows:

			For the Period
	For the year ended		from March 24,
	December 31,		2008 (Inception) to
	2012	2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES	$(195,197)	$(27,146)	$(264,557)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	(4,902)
CASH FLOWS FROM FINANCING ACTIVITIES	270,927	24,798	345,233

Net increase (decrease) in cash	$75,730	$(2,348)	$75,774

     We are a development stage company and have incurred an accumulated loss of $299,663 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2012 and 2011, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

     We will be required to raise additional capital over the next twelve months to meet our current administrative expenses.

     We are planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, we will have to raise additional working capital through other sources.

     On January 8, 2013, we consummated a private placement offering with an accredited investor for the sale of 3,703,704 shares of common stock at a purchase price of $0.27 per share, for aggregate consideration of $1,000,000. We intend to use the proceeds for general corporate purposes, including working capital needs.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Development Stage Activities

     The Company is presently in the development stage, with no revenues. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those arising from the development stage activities and represent the ”cumulative from inception” amounts from its development stage activities.

Long-lived Assets

Property and equipment

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method of 3 years for financial statement purposes.

Software

     The Company capitalizes software acquisition and development costs incurred during the software application development stage. The software application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software acquisition and development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of 3 to 10 years. Capitalized software acquisition and development costs subject to amortization are carried at cost less accumulated amortization.

Patents

     Patents are initially measured based on their fair values. Patents are being amortized on the straight-line method over the estimated useful life of 10 to 20 years.

     Management evaluates the recoverability of the Company’s property and equipment including patent development costs when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable property and equipment may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company determined that the software developed by Net Ten Profits Inc. for military yearbooks was no longer an asset and the balance of $919 was written off during the year ended December 31, 2012.

Revenue Recognition

     The Company recognizes revenue only when all of the following criteria have been met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The fee for the arrangement is fixed or determinable; and
  Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement –The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed – The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location.

The Fee for the Arrangement Is Fixed or Determinable – Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales and rentals are fixed under the terms of the written contract. Fees for certain monthly services, including certain portions of networking, storage, and content distribution and caching services, are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer’s fee is determinable. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectibility Is Reasonably Assured – The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

Stock-based Compensation

     The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the service period.

     Equity instruments issued to parties other than employees for acquiring goods or services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
World Moto, Inc.
(Formerly Net Profits Ten Inc.)
(a Development Stage Company)
Bangkok, Thailand

We have audited the accompanying balance sheets of World Moto, Inc. (Formerly Net Profits Ten Inc.) (a Development Stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended and for the period from March 24, 2008 (inception) to December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the two years then ended and for the period from March 24, 2008 to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 10, 2013

World Moto, Inc.
(Formerly Net Profits Ten Inc.)
(A Development Stage Company)
Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$75,774	$44
Prepaid expenses and other current assets	2,052	-
Total current assets	77,826	44

Property and equipment, net	-	208
Intangible assets, net	231,214	2,146

TOTAL ASSETS	$309,040	$2,398

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,156	$193
Related-party payables	-	33,506
Total current liabilities	2,156	33,699

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 374,329,445 and 870,248,000 shares issued and outstanding	37,432	87,025
Additional paid in capital (deficiency)	569,115	(46,225)
Deficit accumulated during the development stage	(299,663)	(72,101)
Total stockholders' equity (deficit)	306,884	(31,301)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$309,040	$2,398

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(Formerly Net Profits Ten Inc.)
(A Development Stage Company)
Statements of Operations

			For the Period
	For the year ended		from March 24,
	December 31,		2008 (Inception) to
	2012	2011	December 31, 2012

Revenues	$-	$-	$10,188

Operating expenses:
General and administrative	227,562	21,466	309,851
Total operating expenses	227,562	21,466	309,851

Net loss	$(227,562)	$(21,466)	$(299,663)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	797,038,934	870,248,000

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(Formerly Net Profits Ten Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

				Deficit
			Additional	Accumulated
			Paid-in	During	Total
	Common Stock		Capital	Development	Stockholders'
	Shares	Amount	(Deficiency)	Stage	Equity (Deficit)
Balances, March 24, 2008 (inception)	-	$-	$-	$-	$-

Shares issued to founders for services	724,000,000	72,400	(72,000)	-	400
Common stock issued for cash	146,248,000	14,625	25,775		40,400
Net loss	-	-	-	(14,319)	(14,319)

Balances, December 31, 2008	870,248,000	87,025	(46,225)	(14,319)	26,481
Net loss	-	-	-	-	-

Balances, December 31, 2009	870,248,000	87,025	(46,225)	(14,319)	26,481
Net loss	-	-	-	(36,316)	(36,316)

Balances, December 31, 2010	870,248,000	87,025	(46,225)	(50,635)	(9,835)
Net loss	-	-	-	(21,466)	(21,466)

Balances, December 31, 2011	870,248,000	87,025	(46,225)	(72,101)	(31,301)

Cancellation of shares	(723,579,175)	(72,358)	72,358	-	-
Shares issued for asset acquisition	225,174,589	22,517	213,797	-	236,314
Shares issued for accounts payable	401,415	40	52,143	-	52,183
Shares issued for cash	1,892,308	189	245,811	-	246,000
Shares issued for services	192,308	19	24,981	-	25,000
Forgiveness of related party debt	-	-	6,250	-	6,250
Net loss	-	-	-	(227,562)	(227,562)

Balances, December 31, 2012	374,329,445	$37,432	$569,115	$(299,663)	$306,884

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(Formerly Net Profits Ten Inc.)
(A Development Stage Company)
Statements of Cash Flows

			For the Period
	For the year ended		from March 24,
	December 31,		2008 (Inception) to
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(227,562)	$(21,466)	$(299,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,535	1,634	9,083
Impairment of long-lived assets	919	-	919
Shares issued for services	25,000	-	25,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,052)	131	(2,052)
Accounts payable and accrued expenses	1,963	(7,445)	2,156
Net cash used in operating activities	(195,197)	(27,146)	(264,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(4,902)
Net cash used in investing activities	-	-	(4,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash	246,000	-	286,800
Advances from related parties	24,927	24,798	58,433
Net cash provided by financing activities	270,927	24,798	345,233

Net increase (decrease) in cash	75,730	(2,348)	75,774
Cash at beginning of period	44	2,392	-

Cash at end of period	$75,774	$44	$75,774

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$6,250	$-	$6,250
Shares issued for asset acquisition	236,314	-	236,314
Shares issued for accounts payable	52,183	-	52,183
Cancellation of common stock	72,358	-	72,358

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(Formerly Net Profits Ten Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

World Moto, Inc. (the “Company”) was incorporated in the State of Nevada on March 24, 2008 under the name Net Profits Ten Inc. The original purpose of the Company was to market and distribute user-friendly interactive yearbook software for the military. The Company was reclassified as a shell company until the completion of its acquisition of the World Moto Assets, which was consummated on November 14, 2012, and discussed in Note 3. Effective November 12, 2012, the Company amended its Articles of Incorporation to change its name from “Net Profits Ten Inc.” to “World Moto, Inc.”

Development Stage Activities

The Company is presently in the development stage, with no revenues. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those arising from the development stage activities and represent the ”cumulative from inception” amounts from its development stage activities.

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

Long-lived Assets

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method of 3 years for financial statement purposes.

Software

The Company capitalizes software acquisition and development costs incurred during the software application development stage. The software application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software acquisition and development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of 3 to 10 years. Capitalized software acquisition and development costs subject to amortization are carried at cost less accumulated amortization.

Patents

Patents are initially measured based on their fair values. Patents are being amortized on the straight-line method over the estimated useful life of 10 to 20 years.

Management evaluates the recoverability of the Company’s property and equipment including patent development costs when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable property and equipment may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company determined that the software developed by Net Ten Profits Inc. for military yearbooks was no longer an asset and the balance of $919 was written off during the year ended December 31, 2012.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The fee for the arrangement is fixed or determinable; and
  Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement –The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed – The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location.

The Fee for the Arrangement Is Fixed or Determinable – Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales and rentals are fixed under the terms of the written contract. Fees for certain monthly services, including certain portions of networking, storage, and content distribution and caching services, are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer’s fee is determinable. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectibility Is Reasonably Assured – The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

Stock-based Compensation

The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the service period.

Equity instruments issued to parties other than employees for acquiring goods or services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

Stock Split

On November 8, 2012, the Company effected a 1-for-181 forward stock split. All share and per share amounts have been restated retroactively for the impact of the splits.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $299,663 as of December 31, 2012, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACQUISITON OF WORLD MOTO ASSETS

On September 1, 2012, the Company entered into an Asset Purchase Agreement with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand (“World Moto”), Chris Ziomkowski, the Chief Technical Officer of World Moto and Paul Giles, the Chief Executive Officer of World Moto. The Agreement was consummated on November 14, 2012. The Company purchased from World Moto substantially all of the intellectual property and certain other specific intellectual property assets related to World Moto’s initial product, Moto-Meter (the “Assets”), which includes three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, several URLs and trade-names and associated names related to the Moto-Meter and World Moto. Moto-Meters are devices that provide metering of rides on motor scooters, motorcycles and similar types of transportation vehicles and have been developed by World Moto.

The consideration paid for the Assets was an aggregate of 1,240,871 shares of common stock and the issuance of 576,923 shares of common stock to pay for a seller specified outstanding debt in the amount of $75,000. These shares were valued at $236,314 based on the closing price of the Company’s common stock on November 14, 2012. As the result of 1-for-181 forward stock split, described in Note 7, sellers of World Moto Assets received 224,597,666 shares of the Company’s common stock.

The following table summarizes the allocation of purchase price on the World Moto Assets:

World Moto Assets acquired:

Software	$166,314
Website	20,000
Patents	30,000
Trade name	20,000

Total consideration paid	$236,314

NOTE 4 – LONG-LIVED ASSETS

The following table summarizes the long-lived assets the Company had at December 31, 2012 and 2011:

	Useful	Year Ended December 31,
	Lives	2012	2011

Software	3-10 years	$166,314	$4,500
Website	10 years	20,000	-
Patents	20 years	30,000	-
Trade name	N/A	20,000	-

Subtotal		236,314	4,500
Less: accumulated amortization		(5,100)	(2,354)

Intangible assets, net		$231,214	$2,146

During the years ended December 31, 2012 and 2011, the Company recorded amortization expense of $7,454 and $1,634, respectively.

The Company determined that the software developed by Net Ten Profits Inc. for military yearbooks was no longer an asset and the balance of $919 was written off during the year ended December 31, 2012.

NOTE 5 – INCOME TAXES

No provision for federal income taxes has been recognized for the years ended December 31, 2012 and 2011, as the Company incurred a net operating loss for income tax.

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these losses carryforwards, which expire beginning the year 2028, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. During the period from March 24, 2008 (inception) to December 31, 2012, the Company had operating losses of $299,663. The statutory tax rate for fiscal years 2012 and 2011 is 35%.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2012 and 2011 are presented below:

	Year Ended December 31,
	2012	2011

Net operating losses carryforwards	$104,882	$25,235
Less: valuation allowance	(104,882)	(25,235)

Deferred tax assets, net	$-	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company occupies 1,200 square feet of space, which includes its executive offices, and engineering facilities, located at 1777 Moo 5 Soi Sukhumvit 107 Shumvit Road, North Sumrong, Amphur Muang, Samut Prakan, Bangkok, Thailand, the annual rent for which is $16,380. In April 2013, the Company plans to close this facility and move into a new location in Bangkok, Thailand, which will occupy 665 square feet and will include its executive offices and engineering facilities. The annual rent for the new location will be approximately $7,500.

The Company also has shared office space in the state of Washington, which is used by its executive officers. The annual rent for this location is currently being gifted to the Company. It is expected that the Company will pay fair market value for office space in Washington in the future.

The Company has shared office space in New York City, located at 55 Broad Street, 28th Floor, New York, NY 10004. The annual rent for this location is currently being gifted to the Company. It is expected that the Company will pay fair market value for office space in New York in the future.

The Company has shared office space in London, United Kingdom, located 145-157 St. John Street, Lower Ground Floor, LP-19896, London EC1V 4PW. The annual rent for which is $300.

The Company also has shared office space in Lagos, Nigeria. The Company opens its Lagos office as a part of its plan to introduce the Moto-Meter into Lagos and cities across Africa. The annual rent for this location is currently being gifted to the Company. It is expected that the Company will pay fair market value for office space in Nigeria in the future.

NOTE 7 – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001. As of December 31, 2012 and 2011, there were no preferred shares issued and outstanding. The Company’s Board of Directors is authorized by the articles of incorporation to divide the authorized shares of preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company’s Board of Directors is also authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

Common Stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001. As of December 31, 2012 and 2011, there were 374,329,445 and 870,248,000 shares of common stock issued and outstanding, respectively. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no pre-emptive, subscription or conversion rights. There is no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There are no cumulative voting rights. Each shareholder is entitled to receive the dividends as may be declared by our directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Company’s directors are not obligated to declare a dividend. Since inception the Company has not paid or declared any dividends on common stock.

In 2008, the Company issued 724,000,000 shares of common stock at par to the founders for their services and sold 146,248,000 shares for cash proceeds of $40,400.

In November 2012, simultaneously with the closing of the Company’s acquisition of the World Moto Assets:

  Mr. Marlon Liam, the Company’s former sole director and officer, agreed to contribute 723,579,175 shares that he owned to the Company’s capital by canceling the shares;

  The Company effected a 1-for-181 forward stock split. All share and per share amounts have been restated retroactively for the impact of the stock split;

  1,240,871 shares of common stock were issued to acquire the World Moto Assets. The World Moto Assets acquired by the Company were recorded by the Company at fair value of $161,314 of the shares issued. As the result of 1-for- 181 forward stock split, seller of World Moto Assets received 224,597,666 shares of the Company’s common stock; 576,923 shares of common stock were issued to pay for a seller specified outstanding debt in the amount of $75,000;

  401,415 shares of common stock were issued to Mr. Marlon Liam to pay off $52,183 related party payable;

  The Company raised $246,000 by selling an aggregate of 1,892,308 shares of common stock to one investor on a private placement offering;

  192,308 shares of common stock were issued to a consultant for his services and discharged a payable of $25,000.

The above shares issued by the Company in November 2012 were valued at their fair value based on the closing price of the Company’s common stock on November 14, 2012.

Warrants

The Company has not granted any warrants. There are no outstanding warrants to purchase the Company’s securities at December 31, 2012 and 2011.

Stock Options

The Company has not granted any stock options. There are no options to purchase the Company’s securities at December 31, 2012 and 2011.

NOTE 8 – SUBSEQUENT EVENTS

On January 8, 2013, the Company consummated a private placement offering with an accredited investor for the sale of 3,703,704 shares of common stock at a purchase price of $0.27 per share, for aggregate consideration of $1,000,000. The Company intends to use the proceeds for general corporate purposes, including working capital needs.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Note applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. This weakness is due to our lack of sufficient working capital to hire additional staff. To remedy this material weakness, we intend to engage an internal accounting staff to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     Our management, including our Chief Executive Officer and a functioning chief financial officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Set forth below is information regarding our current directors and executive officers. Except as set forth below, there are no family relationships between or among any of our directors or executive officers. Directors are elected each year by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or resignation or removal. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected then qualified.

Name	Age	Title
Paul Giles	45	Director, CEO and President
Julpas “Tom” Kruesopon	46	Director
Lisa Ziomkowski-Boten	44	Secretary and Treasurer
Chris Ziomkowski	42	Chief Technical Officer

     Paul Giles, commenced serving as the CEO and President and a director of the Company in November 2012. Mr. Giles invented the Moto-Meter and is recognized by CNN, Newsweek, Wired, Fast Company, Inc. Magazine, EFE, and other international media. Mr. Giles is a leading expert in the global moto-taxi industry and has more than 20 years of experience in founding and operating businesses. From March, 2009 to September, 2012, Mr. Giles served as President and director of World Moto (Thai) Co., Ltd. From 2002 to January, 2009, Mr. Giles was the co-founder of Nirvana Resorts Group, and partner in ESC Ltd., a security services company that was acquired by Securitas, one of world's largest security services companies.

     Julpas “Tom” Kruesopon was appointed a Director of the Company on December 19, 2012. It is contemplated that Mr. Kruesopon may serve on certain committees of the Company’s Board, but no such committee appointments have been made at this time. Mr. Kruesopon is currently an advisor to the Prime Minister of Thailand and president of Panda Security (US & Asia Pacific), position he has held since January 2009. Mr. Kruesopon was formerly Chief Executive Officer of Y*Not Communications Co., Ltd., marketing agency, from November 2007 to October 2010, where he successfully grew the company through various strategic acquisitions. Prior to working at Y*Not Communications, Mr. Kruesopon was the managing director of Nortel Networks Thailand, where he successfully expanded the brand for both the enterprise and government sectors, including the launch of Nortel products such as the Meridian phone system and cellular CDMA network products. Prior to working at Nortel, he worked for Samart Corporation PLC, where he was named president in August 1997. His responsibilities included the day-to-day operations of Thailand’s leading telecommunications conglomerate and the development and implementation of the group’s overall business strategies. Highlights of his time at Samart included completing a $236 million strategic partner transaction for Samart with Telecom Malaysia; negotiating Thailand’s first ever successful private cellular licensing agreement with Total Access Communication for a total deal value of $226 million; and negotiating a combined $220 million cellular network roll out transaction with Nokia and Nortel on behalf of Samart’s subsidiary, the Digital Phone Company. Mr. Kruesopon graduated from California State University Los Angeles, with a degree in Political Science and has completed Executive management and marketing programs from the University of Michigan, the University of Ontario and University of California Los Angeles.

     Lisa Ziomkowski-Boten, commenced serving as our Secretary and Treasurer in November 2012. She is a Certified Public Accountant (inactive) in California. Ms. Ziomkowski-Boten is currently the Cost Accountant for Oregon’s Wild Harvest, a position she has held since July 2009. Previously, from October 2007 to March 2009, Ms. Ziomkowski-Boten was a Senior Staff Accountant with The Kaseno CPA Firm in San Diego, CA. Ms. Ziomkowski-Boten received her bachelor’s degree in Accounting from the University of San Diego and currently lives in Washington State.

     Chris Ziomkowski, commenced serving as our Chief Technical Officer of the Company in November 2012. Mr. Ziomkowski is the foremost authority in the design of taxi meters for motorcycles, and has significant experience in artificial intelligence, practical programs and telecommunications. From March, 2009 to September, 2012, Mr. Ziomkowski was Chief Technology Officer of World Moto (Thai) Co. Ltd. From 1999 to 2008, Mr. Ziomkowski founded the largest VoIP carrier in Thailand. Mr. Ziomkowski received his bachelor's degree in Computational Neural Systems from the California Institute of Technology.

Family Relationships

     Lisa Ziomkowski-Boten and Chris Ziomkowski are brother and sister. There are no other family relationships between or among our current officers and directors.

Section 16(a) Beneficial Ownership Compliance Reporting

     Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that none of the Section 16(a) reports applicable to our officers, directors and ten-percent stockholders prior to November 14, 2012, with respect to the fiscal year ended December 31, 2012, were filed; however, Since November 14, 2012, at the time of the change of management in connection with the purchase of the World Moto assets, the Section 16(a) reports applicable to our officers, directors and ten-percent stockholders for the fiscal year ended December 31, 2012, have been filed.

Code of Ethics

     We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Companies whose equity securities are trading on platforms other than the securities exchanges are not currently required to implement a code of ethics.

Board Composition and Committees

     The board of directors is currently composed of two persons, Mr. Paul Giles and Mr. Julpas “Tom” Kruesopon.

     We do not have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

     We are not required to have and we do not have currently an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

     We have no audit committee financial expert. Our director has financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted.

     Our company currently does not have nominating or compensation committees nor does our company have a written nominating or compensation committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

Item 11. Executive Compensation.

Executive Compensation

     Prior to the acquisition of the Assets on November 14, 2012, we did not have any formal, written compensation arrangements with our senior executives.

     Since the closing of the asset acquisition and the funding of the Company, we have not entered into any formal agreements for the engagement or compensation of our executive officers. We plan to begin compensating Mr. Paul Giles, our Chief Executive Officer, $117,000 annually beginning on April 1, 2013; we plan to begin compensating Mr. Chris Ziomkowski, our Chief Technical Officer, $94,000 annually on April 1, 2013; on January 1, 2013, we began compensating Ms. Lisa Ziomkowski-Boten, our Secretary and Treasurer, who also functions as our principal accounting officer, $40 per hour anticipating at least 400 hours per year.

Director Compensation

     We do not compensate our directors who are executive officers with any cash or equity awards for their services as directors.

     We compensate one of our directors, Mr. Kruesopon for his services as a director as described below. Our director compensation is currently on a case by case basis, and we have no formal compensatory plans by which we will compensate directors who are not also executive officers.

     In 2013, Mr. Kruesopon will be receiving five hundred thousand (500,000) shares of restricted Company common stock, vesting upon the first anniversary date of Mr. Kruesopon’s appointment to the Board of Directors in connection with his service as a director and a onetime cash fee of $10,000 for consulting services. Additionally, Mr. Kruesopon will receive $3,000 for attendance at the Company’s annual meeting of shareholders, and $1,000 for attendance at any director’s meeting in excess of one meeting per year.

Equity Award and Employee Benefit Plans

     We currently do not have any equity award or other benefit plans for our directors, officers or employees and others who would ordinarily be rewarded with equity awards or other benefits. We anticipate that in the future we will adopt such plans, and the Board of Directors plans to undertake consideration of such a plan.

     In the past we have, and in the future we may, compensate persons providing services to the Company with individual equity awards, which have included the issuance of shares and the issuance of warrants for the purchase of shares of common stock. To date, these have been singular situations, specifically negotiated, not under an overall plan for equity benefits.

Outstanding Equity Awards at Fiscal Year End

     As of December 31, 2012, we did not have any vested, unexercised stock options held by any of our directors and executive officers. As of December 31, 2012, we had the commitment to issue 500,000 shares of restricted stock to a director.

Pension, Retirement or Similar Benefit Plans

     There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Change of Control Agreements

     As of December 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding beneficial ownership of our common stock as of the date hereof (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our current officers and current and proposed directors; and (iii) by all of our officers and directors as a group. The address of each of the persons set forth below is care of the Company at 1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Road, North Sumrong, Amphur Muang, Samut Prakan, Bangkok, Thailand.

Name of Beneficial Owner	Director or Officer Position	Amount and Nature of	Percentage (2)
		Beneficial Ownership (1)
Paul Giles	Director, CEO and President	171,062,500	45%
Julpas “Tom” Kruesopon (3)	Director	- 0 -	-- %
Lisa Ziomkowski-Boten	Secretary and Treasurer	7,487.002%
Chris Ziomkowski (4)	Chief Technical Officer	41,303,511	11%
All officers and directors (four persons) (3) (4)		212,373,498	56%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 378,033,149 shares of our common stock issued and outstanding as of March 31, 2013.

(3)	Does not include 500,000 shares of restricted stock that are to be issued and will vest on December 19, 2013, to Mr. Kruesopon.

(4)	Mr. Ziomkowski’s beneficial ownership represents shares of common stock held by a corporation of which his spouse is a director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

     Described above, in Item 1, Business, Corporate History, are details of the acquisition of certain specific assets relating to the Moto-Meter product acquired from Messrs. Paul Giles and Chris Ziomkowski. This acquisition was approved by the then director of the company, Mr. Marlon Liam, who resigned in favor of Messrs. Giles and Ziomkowski as officers and directors at the consummation of the asset acquisition.

Director Independence

     Our director, Mr. Paul Giles, is also an executive officer of the Company and is therefore not independent. Mr. Kruesopon is an independent director. The OTC Bulletin Board on which our common shares are traded does not have any director independence requirements.

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

     The following table represents fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our current principal accountant, GBH CPAs, PC.

	Year ended	Year ended
	December	December
	31,	31,
	2012	2011
Description of Service	($)	($)
Audit fees	$14,750	$13,500
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--
Total	$14,750	$13,500

Audit Committee Approval

     Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit	Exhibit
Number	Description
3.1*	Certificate of Incorporation of Net Profits Inc., a Nevada corporation (filed as an exhibit to the registration statement, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
3.2*	Amendment to Certificate of Incorporation of Net Profits Inc., a Nevada corporation, reflecting the increase in the authorized shares of common stock to 500,000,000 shares (filed as an exhibit to Form 8-K as filed with the SEC on November 8, 2012).
3.3*	Amendment to Certificate of Incorporation of Net Profits Inc., a Nevada corporation, reflecting the change of name to World Moto, Inc. (filed as an exhibit to Form 8-K as filed with the SEC on November 15, 2012)
3.3*	By-laws of the registrant (filed as an exhibit to the registration statement on Form SB-2, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
8.1	Schedule of Subsidiaries
10.1*	Asset Purchase Agreement, dated September 1, 2012, among the registrant, World Moto (Thailand) Co. Ltd. Paul Giles and Chris Ziomkowski (filed as exhibit 10.1 to the Current Report on Form 8-K file on September 10, 2012).
10.2*	Amendment No. 1, dated October 31, 2012, to the Asset Purchase Agreement, dated September 1, 2012 (filed as exhibit 10.2 to the Current Report on Form 8-K file on November 15, 2012).
10.3*	Amendment No. 2, dated November 14, 2012, to the Asset Purchase Agreement, dated September 2, 2012 (filed as exhibit 10.3 to the Current Report on Form 8-K file on November 15, 2012).
10.4*	Form of Securities Purchase Agreement by and among the registrant, and certain investors, dated November 8, 2012 (filed as exhibit 10.4 to the Current Report on Form 8-K file on November 15, 2012).
10.5*	Form of Assignment and Assumption Agreement by and between World Moto(Thailand) Co., Ltd and the registrant, relating to certain debt, dated November 14, 2012(filed as exhibit 10.5 to the Current Report on Form 8-K file on November 15, 2012).
10.6*	Board Advisory Agreement dated December 19, 2012, with Mr. Julpas “Tom” Kruesopon (filed as exhibit 10.1to the Current Report on Form 8-K on December 26, 2012).
10.7*	Form of Securities Purchase Agreement for sale of 3,703,704 shares of common stock of the Company (filed as exhibit 10.1 to the Current Report on Form 8-K on January 11, 2013).
10.8	Form of Distribution Agreement with Lucky Distributors Ltd. dated December 2012.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Treasurer (principal accounting officer) Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Treasurer (principal accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX- 101.INS	XBRL Instance Document
EX- 101.SCH	XBRL Taxonomy Extension Schema
EX- 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX- 101.LAB	XBRL Taxonomy Extension Label Linkbase
EX- 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX- 101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Previously Filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

World Moto, Inc.

Date: April 10, 2013	By:	/s/ Paul Giles

Paul Giles,
Chief Executive Officer and President

Date: April 10, 2013	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten,
Treasurer (principal accounting officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Giles	Director, Chief Executive Officer and President	April 10, 2013
Paul Giles

/s/ Julpas “Tom” Kruesopon
Julpas “Tom” Kruesopon	Director	April 10, 2013

/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten	Treasurer (principal accounting officer)	April 10, 2013