Form 10-Q
period 2013-03-31
World Moto, Inc.
filed 2013-05-15
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from __________ to __________

Commission file number: 000-54694

WORLD MOTO, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0716386
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

131 Moo 9 Thailand Science Park INC-1 #214
Phahonyothin Road
Klong1, Klong Luang
Pathumthani 12120
Thailand
(Address of principal executive offices and zip code)

(646) 840-8781
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
[X] Yes     [   ] No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes     [   ] No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller Reporting
		(Do not check if smaller	company
reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes     [X] No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2013
Common stock, $.0001 par value	378,033,149

World Moto, Inc.

Form 10-Q

For the Three Months Ended March 31, 2013

FORWARD-LOOKING STATEMENTS

            This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April 11, 2013.

            As used in this Form 10-Q, “we,” “us,” and “our” refer to World Moto, Inc., which is also sometimes referred to as the “Company.”

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

		December 31,
	March 31, 2013	2012
ASSETS
Current assets:
Cash	$849,495	$75,774
Prepaid expenses and other current assets	59,210	2,052
Total current assets	908,705	77,826
Intangible assets, net	221,450	231,214

TOTAL ASSETS	$1,130,155	$309,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,176	$2,156
Total current liabilities	27,176	2,156

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,033,149 and 374,329,445 shares issued and outstanding	37,803	37,432
Additional paid-in capital	1,568,744	569,115

Accumulated other comprehensive loss	(302)	-
Deficit accumulated during the development stage	(503,266)	(299,663)
Total stockholders' equity	1,102,979	306,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,130,155	$309,040

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

			For the Period
	For the three months ended		from March 24,
	March 31,		2008 (Inception) to
	2013	2012	March 31, 2013
Revenues	$-	$-	$10,188

Operating expenses:
General and administrative	203,603	8,481	513,454
Total operating expenses	203,603	8,481	513,454

Net loss	$(203,603)	$(8,481)	$(503,266)

Other comprehensive loss:

Foreign currency translation	(302)	-	(302)

Total comprehensive loss	$(203,905)	$(8,481)	$(503,568)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	377,585,449	870,248,000

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
	For the three months ended		from March 24,
	March 31,		2008 (Inception) to
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss

$

	(203,603)	$(8,481)	$(503,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,764	407	18,847
Impairment of long-lived assets	-	-	919
Shares issued for services	-	-	25,000
Changes in operating assets and liabilities:			-
Prepaid expenses and other current assets	(57,158)	-	(59,210)
Accounts payable and accrued expenses	25,020	2,556	27,176
Net cash used in operating activities	(225,977)	(5,518)	(490,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(4,902)
Net cash used in investing activities	-	-	(4,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash	1,000,000	-	1,286,800
Advances due from related parties	-	5,500	58,433
Net cash provided by financing activities	1,000,000	5,500	1,345,233

Effect of exchange rate changes on cash	(302)	-	(302)

Net increase (decrease) in cash	773,721	(18)	849,495
Cash at beginning of period	75,774	44	-

Cash at end of period	849,495	26	849,495

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	-	-	6,250
Shares issued for asset acquisition	-	-	236,314
Shares issued for accounts payable	-	-	52,183
Cancellation of common stock	-	-	72,358

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

World Moto, Inc. (the “Company”) was incorporated in the State of Nevada on March 24, 2008 under the name Net Profits Ten Inc. The original purpose of the Company was to market and distribute user-friendly interactive yearbook software for the military. The Company was reclassified as a shell company until the completion of its acquisition of the World Moto Assets, which was consummated on November 14, 2012. Effective November 12, 2012, the Company amended its Articles of Incorporation to change its name from “Net Profits Ten Inc.” to “World Moto, Inc.”

On January 30, 2013, World Moto, Inc. established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established, but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd., a wholly owned subsidiary of the Company, was organized under the laws of the Kingdom of Thailand and the name of this company was later changed to World Moto Co., Ltd. World Moto Co., Ltd. is owned in its entirety by World Moto, Inc. and it is an operating entity of the Company in Thailand for the purposes of research and development in the Southeast Asia region.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2012. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2013. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and those of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Foreign Currency Translation

World Moto Co., Ltd.’s functional currency is Thailand Baht. The Company’s reporting currency is the United States dollar. Monetary assets and liabilities of World Moto Co., Ltd. are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Subsequent Events

The Company evaluated subsequent events through the date when the financial statements were issued for disclosure consideration.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $503,266 as of March 31, 2013, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – EQUITY TRANSACTIONS

On January 8, 2013, the Company consummated a private placement offering with an accredited investor for the sale of 3,703,704 shares of common stock at a purchase price of $0.27 per share, for aggregate consideration of $1,000,000. The Company intends to use the proceeds for general corporate purposes, including working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Background

World Moto, Inc. was incorporated on March 24, 2008 in the State of Nevada under the name Net Profit Ten Inc. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. Additionally, on November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”

On September 1, 2012, we entered in an Asset Purchase Agreement with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand (“World Moto”), Chris Ziomkowski, the Chief Technical Officer of World Moto and Paul Giles, the Chief Executive Officer of World Moto. The Agreement was consummated on November 14, 2012. We purchased from World Moto substantially all of the intellectual property and certain other specific intellectual property assets related to World Moto’s initial product, Moto-Meter which includes three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, several URLs and trade-names and associated names related to the Moto-Meter and World Moto.

On January 30, 2013, we established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established, but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd. was organized under the laws of the Kingdom of Thailand (“WM Co. Thailand”). The name was later changed to World Moto Co., Ltd. WM Co. Thailand is owned in its entirety by World Moto, Inc., World Moto Technologies, Inc. and World Moto Holdings, Inc. and represents our operating entity for the purposes of research and development in the Southeast Asia region. As of March 31, 2013, WM Co. Thailand had 7 employees with 2 additional employees committed to joining by May 1, 2013. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars. Additionally, much of our time has been used in administrative tasks such as preparing its application for admission to the Thai Science Park and establishing promotional privileges and tax exemptions through the Thailand Board of Investment. WM Co. Thailand anticipates hiring an additional 6 engineers within the next 4 months to advance the company's software product line such as the Yes! Need it Now! service.

Business Overview

Plan of Operations

We plan to establish ourselves as a company that designs, manufactures, markets and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities. We currently have patent applications pending for our products in 61 countries. To achieve our objective, we have (i) raised approximately $1,250,000 in new capital in late 2012 and early 2013, (ii) established our operational subsidiary in Thailand for product development and a presence in two additional potential markets, Brazil & Nigeria, and (iii) begun expanding our work force to be able to implement our business plan.

We plan to implement our manufacturing and marketing first in Thailand, and then expand into markets where the motor scooter and/or motorcycle are commonly used as a taxi. These countries include Brazil, Nigeria and Indonesia in the first instance, and then other similar country profiles within countries with developing economies.

In Thailand, we entered into a distribution agreement with Lucky Distributors, Ltd. (“Lucky”) Under the terms of this distribution agreement, Lucky has the non-exclusive right to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout Thailand and the surrounding border markets. Lucky is a national distribution company based in Thailand. It is also a preferred supplier for the Motorcycle Taxi Association of Thailand. We believe Lucky’s reputation and relationship with the moto taxi community will help promote Moto-Meter in Thailand.

We have entered into discussions to mandate the use of Moto-Meters on all moto taxis within the city of Montes Claros, Brazil. Montes Claros is considered the "motorcycle taxi capital" of northern Brazil and an ideal city to launch the Moto-Meter in Brazil. We anticipate that a regulatory mandate here will act as a springboard into the potentially larger markets of Brazil's other highly populated cities.

In Africa, we established an office in Lagos, Nigeria. Previously, the officials in Nigeria have expressed strong interest in the Moto-Meter, and feedback from our initial discussions has been positive. Establishing a physical presence in the city is now essential for us as we enter the process of formalizing these discussions into a clear plan to introduce the Moto-Meter into Lagos and cities across Africa.

We will have to commence manufacturing and sourcing, developing contacts and capabilities, finalizing design and developing a marketing strategy. Assuming we have sufficient funding, we expect that this phase will be completed during the second fiscal quarter of 2013. Thereafter, commencement of manufacturing and marketing will take an additional four to six months, and the current objective is that this phase will be achieved during the third fiscal quarter of 2013. Once we begin the manufacturing phase of our initial inventory, we will roll out at the same time our preliminary advertising and viral cognizance program to begin to generate awareness of our products. During this manufacturing phase, if not before, we will solidify our market channels, including any bricks and mortar outlets and any resellers. Distribution is planned first for Thailand, and then Brazil and Nigeria. Therefore, we anticipate that we will begin to generate initial sales revenues in approximately the second half of 2013.

We plan to use outside consultants and service companies from time to time for various tasks in the development and manufacturing of our products and product launch and distribution, under provider contracts, to the extent that we are not able to perform the required functions. Using such outside vendors may make a particular task more expensive, but we believe that using such experts should improve the outcome or speed up the timing of product development and time to market. There is no assurance that we will be able to control the costs and deliveries of such activities in the same manner as if we were performing the tasks ourselves, and therefore we are subject to the usual risks of using outside providers.

Comparison of three month periods ended March 31, 2013 and March 31, 2012

For the three month period ended March 31, 2013, we incurred a net loss of $203,603, compared to a net loss of $8,481 for the three month period ended March 31, 2012. General and administration expenses for the three-month period ended March 31, 2013 amounted to $203,603 compared to $8,481 during the three-month period ended March 31, 2012. The increase was attributed to costs of filing for patent protection in several countries and the establishment of our wholly owned subsidiary, World Moto Co., Ltd., organized under the laws of the Kingdom of Thailand.

Liquidity and Capital Resources

As of March 31, 2013, we have $908,705 in current assets and $27,176 in current liabilities. Our total assets were $1,130,155 and our total liabilities were $27,176. We had $849,495 in cash and our working capital was $881,529.

During the three months ended March 31, 2013, we used cash of $225,977 in operating activities. Our operation was funded by the proceeds of a private offering of our common stock. We raised $1,000,000 by issuing 3,703,704 shares of common stock.

We are a development stage company and have incurred an accumulated loss of $503,266 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2012 and 2011, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our current cash requirements are significant due to the planned development and expansion of our business. We do not expect to generate the necessary cash from our operations during the next 6 to 12 months to carry out our business objectives. As such, in order to fund our operations during the next 6 to 12 months, we anticipate that we will have to raise additional capital through debt and/or equity financings, which may result in substantial dilution to our existing stockholders. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Until we begin to generate revenues, we will rely entirely on equity capital and other forms of funding. We raised approximately $1,250,000 in cash proceeds from two equity private placements in late 2012 and early 2013, and we anticipate the need for additional capital in the future. While we have no other arrangements for any future funding at this time and are moving forward with current funds, we are exploring other financial options deemed beneficial to the Company. We anticipate that until the sales commence, we may need approximately $500,000 in additional capital, however, if our business plan changes or we encounter unanticipated additional expenses, we will need capital in excess of that amount. We anticipate that ultimately there will have to be several rounds of funding to reach a position of cash flow which can support our basic operations. We will probably then need additional developmental capital for additional product development and market expansion efforts. At this time, we have no arrangements for any additional capital, and we do not have determined the securities or their terms that might be offered to investors for our necessary capital requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 11, 2013. As of, and for the three months ended March 31, 2013, there have been no material changes or updates to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.

3.1(a)	Articles of Incorporation (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).

3.1(b)

Certificate of Amendment to Articles of Incorporation of Net Profits Inc., a Nevada corporation, reflecting the increase in the authorized shares of common stock to 500,000,000 shares (filed as an exhibit to our Current Report Form 8-K as filed with the SEC on November 8, 2012, and incorporated herein by reference).

3.1(c)	Text of Amendment to Articles of Incorporation re Name Change (filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 15, 2012, and incorporated herein by reference).

3.2	By-laws (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement for sale of 3,703,704 shares of common stock of the Company (filed as an exhibit to our Current Report for Form 8-K as filed on January 11, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

___________________
* Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MOTO, INC.

Dated: May 14, 2013	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)