Form 10-Q
period 2013-06-30
World Moto, Inc.
filed 2013-08-19
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from __________to __________

Commission file number: 000-54694

WORLD MOTO, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0716386
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

131 Thailand Science Park INC-1 #214
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

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller Reporting company
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2013
Common stock, $.0001 par value	378,033,149

World Moto, Inc.

Form 10-Q

For the Six Months Ended June 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

		December 31,
	June 30, 2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$684,700	$75,774
Prepaid expenses	21,951	2,052
Total current assets	706,651	77,826

Property and equipment, net of accumulated depreciation of $87	3,235	-
Intangible assets, net of accumulated amortization of $24,736 and $5,099, respectively	211,577	231,214
Refundable deposit	1,759	-
TOTAL ASSETS	$923,222	$309,040

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$13,578	$2,156
Total current liabilities	13,578	2,156

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,033,149 and 374,329,445 shares issued and outstanding , respectively	37,803	37,433
Additional paid in capital	1,568,744	569,114

Accumulated other comprehensive income	2,635	-
Deficit accumulated during the development stage	(699,538)	(299,663)
Total stockholders' equity	909,644	306,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$923,222	$309,040

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					For the period
	For the three months ended		For the six months ended		from March 24,
	June 30,		June 30,		2008 (Inception) to
	2013	2012	2013	2012	June 30, 2013

Revenues	$-	$-	$-	$-	$10,188

Operating expenses:

General and administrative	196,543	2,676	404,421	11,157	714,272

Total operating expenses	(196,543)	(2,676)	(404,421)	(11,157)	(714,272)

Loss from continuing operations	(196,543)	(2,676)	(404,421)	(11,157)	(704,084)

Other income:

Interest income	273	-	4,546	-	4,546

Net loss	$(196,270)	$(2,676)	$(399,875)	$(11,157)	$(699,538)

Other comprehensive loss:

Foreign currency translations	2,635	-	2,635	-	2,635

Total comprehensive loss	$(193,635)	$(2,676)	$(397,240)	$(11,157)	$(696,903)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	378,033,149	4,808,000	377,809,299	4,808,000

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period
	For the six months ended		from March 24,
	June 30,		2008 (Inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(399,875)	$(11,157)	$(699,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,724	815	28,806
Impairment of long-lived assets	-	-	919
Shares issued for services	-	-	25,000
Changes in operating assets and liabilities:			-
Prepaid expenses and other current assets	(19,897)	-	(21,951)
Accounts payable and accrued expenses	11,420	2,556	13,578
Net cash used in operating activities	(388,628)	(7,786)	(653,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,322)	-	(8,223)
Refundable deposit	(1,759)		(1,759)
Net cash used in investing activities	(5,081)	-	(9,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	1,000,000	-	1,286,800
Advances from related parties	-	7,750	58,433
Net cash provided by financing activities	1,000,000	7,750	1,345,233

EFFECT OF CURRENCY TRANSLATIONS	2,635	-	2,635

Net increase (decrease) in cash	608,926	(36)	684,700
Cash and cash equivalent at beginning of period	75,774	44	-

Cash and cash equivalent at end of period	$684,700	$8	$684,700

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$-	$6,250	$6,250
Shares issued for asset acquisition	-	-	236,314
Shares issued for accounts payable	-	-	52,183
Cancellation of common stock	-	-	72,358

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

On January 30, 2013, World Moto, Inc. established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established, but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd., a wholly owned subsidiary of the Company, was organized under the laws of the Kingdom of Thailand and the name of this company was later changed to World Moto Co., Ltd. World Moto Co., Ltd. is owned in its entirety by World Moto, Inc. It is an operating entity of the Company based in Thailand for the purposes of research and development in the Southeast Asia region.

Basis of Presentation

The unaudited consolidated financial statements as of June 30, 2013 and for the six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2012. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended June 30, 2013, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2013. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and those of its wholly owned subsidiaries. The financial statements of World Moto Co., Ltd. were prepared in accordance with Thai GAAP, the International Accounting Standards Committee (AISC) and the Thai Revenue Code. All significant intercompany accounts and transactions have been eliminated.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $699,538 as of June 30, 2013, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On May 13, 2013, George Sharp filed a lawsuit against multiple defendants, including the Company, in the Superior Court in the State of California in San Diego County. Mr. Sharp’s complaint alleges that the defendants engaged in fraudulent and deceptive actions by initiating the delivery of at least 1,204 spam e-mails to his e-mail account during the period from November 17, 2011, through May 13, 2013. The complaint seeks $1,204,000 in liquidated damages from all the defendants on a joint and several basis. On July 1, 2013, we filed a motion to quash service of the summons and complaint, asserting the court does not have personal jurisdiction over the Company. The matter is scheduled for a hearing on October 11, 2013. We believe that this is a frivolous lawsuit and we intend to defend it vigorously.

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

Background

World Moto, Inc. was incorporated on March 24, 2008 in the State of Nevada under the name Net Profits Ten Inc. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. Additionally, on November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”, which name change become effective on November 15, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”).

On September 1, 2012, we entered in an Asset Purchase Agreement (“Agreement”) with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand (“World Moto”), Chris Ziomkowski, the Chief Technical Officer of World Moto and Paul Giles, the Chief Executive Officer of World Moto. The Agreement was consummated on November 14, 2012. We purchased from World Moto substantially all of the intellectual property and certain other specific intellectual property assets related to World Moto’s initial product, the Moto-Meter (the “Assets”), which includes three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, several URLs and trade-names and associated names related to the Moto-Meter and World Moto.

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

As of June 30, 2013, WM Co. Thailand had 9 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars. Additionally, much of our time has been used in administrative tasks such as preparing its application for admission to the Thai Science Park and establishing promotional privileges and tax exemptions through the Thailand Board of Investment. In April, 2013, WM Co. Thailand, moved into its new office in the Thai Science Park. WM Co. Thailand anticipates hiring an additional 6 engineers within the next 4 months to advance the company's software product line such as the Yes! Need it Now! service.

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

We have completed assembling an optimal number of employees, including experienced engineers in our research and development division at the Thailand Science Park. The development focus is simultaneously devoted to our advertising product, Wheelies, as well as our flagship product, the Moto-Meter.

The introduction of the Wheelies product to the market will occur in 3 phases. First, a demonstration video of the prototype is currently being designed, and is anticipated to be available within the next several weeks, subject to weather constraints and government permits. Phase 2 is slated to begin in September 2013, and will consist of more than 100 motorcycle taxis showcasing the Wheelies project in several busy, upscale areas around Bangkok, Thailand. This initial implementation will also function as the engineering trials in preparation for the product's commercial release. The final phase, full commercial release, is expected to commence in mid-November 2013. In anticipation of this, we have booked a 36 square meter space at Digital Sign Asia 2013, November 14-17 at Impact Muang Thong Thani Convention Center in Bangkok, Thailand, where we expect to begin taking commercial orders for the Wheelies product. We intend to release the Wheelies product to interested parties through joint ventures with advertising agencies and exclusive licensing arrangements with established motor taxi fleet operators.

In parallel with this, we are working to adapt the Moto-Meter so that it can pass all current and anticipated regulatory requirements of INMETRO, the National Institute of Metrology for Brazil, as well as other international regulatory agencies. We are working with our associates in Brazil to prepare the Moto-Meter for its introduction in this lucrative market, where municipalities are already working on legislation to mandate its use. A fully revised version of the Moto-Meter suitable for certification and sales is expected in early 2014.

We will have to commence manufacturing and sourcing, develop contacts and capabilities, finalize design and develop a marketing strategy. Assuming we have sufficient funding, we believe that this phase will be completed during the second half of 2013. Thereafter, commencement of manufacturing and marketing will take an additional four to six months, and the current objective is that this phase will be achieved during the first half of 2014. Once we begin the manufacturing phase of our initial inventory, we will roll out at the same time our preliminary advertising and viral cognizance program to begin to generate awareness of our products. During this manufacturing phase, if not before, we will solidify our market channels, including any bricks and mortar outlets and any resellers. Distribution is planned first for Thailand, and then Brazil and Nigeria. Therefore, we believe that we will begin to generate initial sales revenues in approximately the first half of 2014.

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

Comparison of six month periods ended June 30, 2013 and June 30, 2012

For the six-month period ended June 30, 2013, we incurred a net loss of $399,875, compared to a net loss of $11,157 for the six-month period ended June 30, 2012. General and administration expenses for the six-month period ended June 30, 2013 amounted to $399,875 compared to $11,157 during the six-month period ended June 30, 2012. The increase is attributable to filing expenses for patent protection in several countries and the establishment of our wholly owned subsidiary, World Moto Co., Ltd., organized under the laws of the Kingdom of Thailand.

Liquidity and Capital Resources

As of June 30, 2013, we have $706,651 in current assets and $13,578 in current liabilities. Our total assets were $923,222 and our total liabilities were $13,578. We had $684,700 in cash and our working capital was $693,073.

During the six months ended June 30, 2013, we used cash of $388,628 in operating activities. We anticipate incurring approximately $840,000 in operating expenses for the year ended December 31, 2013. Our operation was founded by the proceeds of a private placement offering of our common stock. We raised $1,000,000 by issuing 3,703,704 shares of common stock.

We are a development stage company and have incurred an accumulated loss of $699,538 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2012 and 2011, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 11, 2013. As of and for the six months ended June 30, 2013, there have been no material changes or updates to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the quarterly period ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended June 30, 2013.

We are currently engaged in the review, documentation and remediation of our disclosure controls and procedures. Once our company is engaged in a business of merit and has sufficient personnel available, we will establish and implement internal control procedures.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 13, 2013, George Sharp filed a lawsuit against multiple defendants, including the Company, in the Superior Court in the State of California in San Diego County. Mr. Sharp’s complaint alleges that the defendants engaged in fraudulent and deceptive actions by initiating the delivery of at least 1,204 spam e-mails to his e-mail account during the period from November 17, 2011, through May 13, 2013. The complaint seeks $1,204,000 in liquidated damages from all the defendants on a joint and several basis. On July 1, 2013, we filed a motion to quash service of the summons and complaint, asserting the court does not have personal jurisdiction over the Company. The matter is scheduled for a hearing on October 11, 2013. We believe that this is a frivolous lawsuit and we intend to defend it vigorously.

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

WORLD MOTO, INC.

Dated: August 19, 2013	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)