Form 10-Q
period 2013-09-30
World Moto, Inc.
filed 2013-11-14
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ x ] Smaller Reporting
		(Do not check if smaller	company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes[ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2013
Common stock, $.0001 par value	[378,033,149]

World Moto, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$413,376	$75,774
Prepaid expenses	21,623	2,052
Total current assets	434,999	77,826

Property and equipment, net of accumulated depreciation of $592	8,892	-
Intangible assets, net of accumulated amortization of $34,717 and $5,099, respectively	201,596	231,214
Refundable deposit	1,721	-

TOTAL ASSETS	$647,208	$309,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,303	$2,156

Total current liabilities	17,303	2,156

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,033,149 and 374,329,445 shares issued and outstanding, respectively	37,802	37,433
Additional paid-in capital	1,568,745	569,114
Accumulated other comprehensive income	842	-
Deficit accumulated during the development stage	(977,484)	(299,663)
Total stockholders' equity	629,905	306,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$647,208	$309,040

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					For the period
					from March 24,
	For the three months ended		For the Nine Months Ended		2008 (Inception)
	September 30,		September 30,		to
	2013	2012	2013	2012	30-Sep-13

Revenues	$-	$-	$-	$-	$10,188

Operating expenses:
General and administrative	278,107	31,777	678,570	42,934	988,421
Total operating expenses	278,107	31,777	678,570	42,934	978,233
Loss from continuing operations	(278,107)	(31,777)	(678,570)	(42,934)	(978,233)

Other income:
Interest income	160	-	749	-	749

Net loss	$(277,947)	$(31,777)	$(677,821)	$(42,934)	$(977,484)
Other comprehensive loss:
Foreign currency translation gain/(loss)	(1,793)	-	842	-	842
Total comprehensive loss	$(279,740)	$(31,777)	$(676,979)	$(42,934)	$(976,642)

Net loss per common share - basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	378,033,149	4,808,000	377,884,460	4,808,000

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period
	For the nine months ended		from March 24,
	September 30,		2008 (Inception) to
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(677,821)	$(42,934)	$(977,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,210	1,290	39,293
Impairment of long-lived assets	-	-	919
Shares issued for services	-	-	25,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,571)	(1,650)	(21,623)
Accounts payable and accrued expenses	15,147	6,337	17,303
Net cash used in operating activities	(652,035)	(36,957)	(916,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,484)	-	(14,386)
Refundable deposit	(1,721)	-	(1,721)
Net cash used in investing activities	(11,205)	-	(16,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	1,000,000	-	1,286,800
Advances from related parties	-	36,913	58,433
Net cash provided by financing activities	1,000,000	36,913	1,345,233

EFFECT OF CURRENCY TRANSLATIONS	842	-	842

Net increase (decrease) in cash	337,602	(44)	413,376
Cash and cash equivalent at beginning of period	75,774	44	-

Cash and cash equivalent at end of period	$413,376	$-	$413,376

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$-	$6,250	$6,250
Shares issued for asset acquisition	-	-	236,314
Shares issued for accounts payable	-	-	52,183
Cancellation of common stock	-	-	72,358

The accompanying notes are an integral part of these unaudited financial statements.

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

On January 30, 2013, World Moto, Inc. established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established, but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd., a wholly owned subsidiary of the Company, was organized under the laws of the Kingdom of Thailand and the name of this company was later changed to World Moto Co., Ltd. World Moto Co., Ltd. is owned in its entirety by World Moto, Inc. and is an operating entity of the Company in Thailand formed for the purpose of research and development in the Southeast Asia region.

Basis of Presentation

The unaudited consolidated financial statements as of September 30, 2013 and for the nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2012. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended September 30, 2013, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2013. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $977,484 as of September 30, 2013, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On May 13, 2013, George Sharp filed a lawsuit against multiple defendants, including the Company, in the Superior Court in the State of California in San Diego County. Mr. Sharp’s complaint alleges that the defendants engaged in fraudulent and deceptive actions by initiating the delivery of at least 1,204 spam e-mails to his e-mail account during the period from November 17, 2011 through May 13, 2013. The complaint seeks $1,204,000 in liquidated damages from all the defendants on a joint and several basis. On July 1, 2013, we filed a motion to quash service of the summons and complaint, asserting the court does not have personal jurisdiction over the Company. The matter came before the court in a hearing on October 11, 2013. The Court granted the Company’s motion, finding it did not have jurisdiction and dismissing the Company from the action.

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

Background

World Moto, Inc. was incorporated on March 24, 2008 in the State of Nevada under the name Net Profits Ten Inc. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. Additionally, on November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”, which name change became effective on November 15, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”).

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

On January 30, 2013, we established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established, but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd. was organized under the laws of the Kingdom of Thailand. The name was later changed to World Moto Co., Ltd. (“WM Co. Thailand”). WM Co. Thailand is owned in its entirety by World Moto, Inc., World Moto Technologies, Inc. and World Moto Holdings, Inc. and represents our operating entity for the purposes of research and development in the Southeast Asia region.

As of September 30, 2013, WM Co. Thailand had 14 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars. Additionally, much of our time has been used in administrative tasks such as preparing its application for admission to the Thai Science Park and establishing promotional privileges and tax exemptions through the Thailand Board of Investment.

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

We plan to implement our manufacturing and marketing first in Thailand, and then expand into markets where the motor scooter and/or motorcycle are commonly used as a taxi. These countries include Brazil, Nigeria, India, the Philippines and Indonesia in the first instance, and then other similar country profiles within countries with developing economies.

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

The introduction of the Wheelies product to the market will occur in 3 phases. First, a demonstration video of the prototype for potential advertisers has been filmed and is currently being edited. A demonstration video for the media and potential distributors is currently being designed, and is anticipated to be available in early November 2013, subject to weather constraints and government permits. Phase 2 is slated to begin in early November 2013, and will consist of more than 100 motorcycle taxis showcasing the Wheelies project in several busy, upscale areas around Bangkok, Thailand. This initial implementation will also function as the engineering trials in preparation for the product's commercial release. The final phase, full commercial release, is expected to commence in mid-November 2013. In anticipation of this, we have booked a 36 square meter space at Digital Sign Asia 2013, November 14-17 at Impact Muang Thong Thani Convention Center in Bangkok, Thailand, where we expect to begin taking commercial orders for the Wheelies product. We intend to release the Wheelies product to interested parties through joint ventures with advertising agencies and exclusive licensing arrangements with established motor taxi fleet operators.

The Company is in the process of filing patents for the Wheelies product and expects to have the patents filed by early November 2013.

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

We will have to commence manufacturing and sourcing, develop contacts and capabilities, finalize design and develop a marketing strategy. Assuming we have sufficient funding, we believe that this phase will be completed during the second half of 2013. Thereafter, commencement of manufacturing and marketing will take an additional four to six months, and the current objective is that this phase will be achieved during the first half of 2014. Once we begin the manufacturing phase of our initial inventory, we will roll out at the same time our preliminary advertising and viral cognizance program to begin to generate awareness of our products. During this manufacturing phase, if not before, we will solidify our market channels, including any bricks and mortar outlets and any resellers. Distribution is planned first for Thailand, and then Brazil, India and Nigeria. Therefore, we believe that we will begin to generate initial sales revenues in approximately the first half of 2014.

We plan to use outside consultants and service companies from time to time for various tasks in the sales, development and manufacturing of our products and product launch and distribution, under provider contracts, to the extent that we are not able to perform the required functions. Using such outside vendors may make a particular task more expensive, but we believe that using such experts should improve the outcome or speed up the timing of product development and time to market. There is no assurance that we will be able to control the costs and deliveries of such activities in the same manner as if we were performing the tasks ourselves, and therefore we are subject to the usual risks of using outside providers.

Comparison of three month periods ended September 30, 2013 and September 30, 2012

We generated no revenues for the three months ended September 30, 2013. We have generated a total of $10,188 of revenues since inception.

For the three-month period ended September 30, 2013, we incurred a net loss of $277,947, compared to a net loss of $31,777 for the three-month period ended September 30, 2012. General and administration expenses for the three-month period ended September 30, 2013 amounted to $278,107 compared to $31,777 during the three-month period ended September 30, 2012. The increase is attributable to activity by our wholly owned subsidiary, WM Co. Thailand. .

Comparison of nine month periods ended September 30, 2013 and September 30, 2012

We generated no revenues for the nine months ended September 30, 2013.

For the nine-month period ended September 30, 2013, we incurred a net loss of $677,821, compared to a net loss of $42,934 for the nine-month period ended September 30, 2012. General and administration expenses for the nine-month period ended September 30, 2013 amounted to $678,570 compared to $42,934 during the nine-month period ended September 30, 2012. The increase is attributable to filing expenses for patent protection in several countries and the establishment of our wholly owned subsidiary, WM Co. Thailand.

Liquidity and Capital Resources

As of September 30, 2013, we have $434,999 in current assets and $17,303 in current liabilities. Our total assets were $647,208 and our total liabilities were $17,303. We had $413,376 in cash and our working capital was $417,696.

During the nine months ended September 30, 2013, we used cash of $652,035 in operating activities. We anticipate incurring approximately $900,000 in operating expenses for the year ended December 31, 2013. Our operation was founded by the proceeds of a private placement offering of our common stock. We raised $1,000,000 by issuing 3,703,704 shares of common stock.

We are a development stage company and have incurred an accumulated loss of $977,484 since inception. There is substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 11, 2013. As of and for the three months ended September 30, 2013, there have been no material changes or updates to our critical accounting policies.

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

As of the quarterly period ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)

We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 13, 2013, George Sharp filed a lawsuit against multiple defendants, including the Company, in the Superior Court in the State of California in San Diego County. Mr. Sharp’s complaint alleges that the defendants engaged in fraudulent and deceptive actions by initiating the delivery of at least 1,204 spam e-mails to his e-mail account during the period from November 17, 2011, through May 13, 2013. The complaint seeks $1,204,000 in liquidated damages from all the defendants on a joint and several basis. On July 1, 2013, we filed a motion to quash service of the summons and complaint, asserting the court does not have personal jurisdiction over the Company. The matter came before the court in a hearing on October 11, 2013. The Court granted the Company’s motion, finding it did not have jurisdiction and dismissing the Company from the action.

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

______________________
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

WORLD MOTO, INC.

Dated: November 14, 2013	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)