Form 10-K
period 2013-12-31
World Moto, Inc.
filed 2014-04-15
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission file number: 000-54694

WORLD MOTO, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0716386
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

131 Thailand Science Park INC-1 #214
Phahonyothin Road
Klong1, Klong Luang	N/A
Pathumthani 12120 Thailand
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 840-8781

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [X]

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $8,273,651.15

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 15 2014
Common Stock, $0.0001 par value per share	378,033,149 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

WORLD MOTO, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” “FARE,” the “Company” or the “Registrant” refer to World Moto, Inc., a Nevada corporation, and its subsidiaries.

ITEM 1.	BUSINESS.

Corporate History

General

World Moto, Inc. was incorporated on March 24, 2008 in the State of Nevada under the name Net Profits Ten Inc. The original purpose of the Company was to market and distribute user-friendly interactive yearbook software for the military. Effective November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”.

We were a shell company until the completion of the acquisition of the World Moto Assets described below, which was consummated on November 14, 2012.

On January 30, 2013, we established two wholly owned subsidiaries, World Moto Technologies, Inc. and World Moto Holdings, Inc. that were incorporated in the State of Nevada. On February 4, 2013, World Moto Technologies Ltd. was organized under the laws of the Kingdom of Thailand. The name was later changed to World Moto Co., Ltd. (“WM Co. Thailand”). WM Co. Thailand is owned in its entirety by World Moto, Inc., World Moto Technologies, Inc. and World Moto Holdings, Inc. and represents our operating entity for the purposes of research and development in the Southeast Asia region.

Acquisition of World Moto Assets

On September 1, 2012, we entered in an Asset Purchase Agreement (“Agreement”) with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand (“Old WM”), Chris Ziomkowski, the Chief Technical Officer of Old WM and Paul Giles, the Chief Executive Officer of Old WM. The Agreement was consummated on November 14, 2012. We purchased from Old WM substantially all of the intellectual property and certain other specific intellectual property assets related to Old WM’s initial product, Moto-Meter (the “Assets”), which included three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, several URLs and trade-names and associated names related to the Moto-Meter and Old WM. As part of the transaction, Messrs. Ziomkowski and Giles became the management of the Company immediately after the acquisition. The Assets did not include any plant and equipment, customer lists, suppliers and any other business and operational assets of Old WM, and we did not hire any employees of Old WM other than Messrs. Giles and Ziomkowski. Old WM continues as a corporation, operating in Thailand. Moto-Meters are devices that provide metering of rides on motor scooters, motorcycles and similar types of transportation vehicles and were developed by Old WM.

The consideration paid for the Assets was an aggregate of 224,597,666 shares of common stock, then representing 60% of the outstanding shares of our common stock immediately after closing and the assumption specified outstanding debt in the amount of approximately $75,000, which was converted into 576,923 shares of common stock at the closing, at a conversion rate of $0.13.

At the same time as the acquisition of the Assets, Mr. Marlon Liam, our former sole director and officer, agreed to extinguish $52,183 in obligations owed to him by the Company for the issuance of 401,415 shares of common stock, at a conversion rate of $0.13.

The acquisition transaction of the Assets was accounted for as a purchase of assets in accordance with Rule 11-01(d) of Regulation S-X and ASC 805-10-55-4. The Assets had a contract stated value of $100,000 based on several factors about the shares issued as consideration, including the limited trading of the common stock, the restricted characterization of the securities with not less than a one year holding period before Rule 144 would apply, the absence of registration rights, and the determination of the value of the Assets by Old WM. No goodwill was recognized in the purchase. No formal, independent valuation was obtained in connection with the purchase of the Assets. In accordance with Generally Accepted Accounting Principles, we valued the Assets at $236,314.

Business

We are an operational stage company seeking to address the need for fare metering and m-commerce for motor scooters and motorcycle taxis. The use of these taxis is increasingly common in the developing world. Our planned products, however, will have increased functionalities over a standard fare meter commonly used in an enclosed taxicab. These products are be based on and expanded from the Assets acquired from Old WM in 2012. We have designed and developed and are beginning to manufacture and market the Moto-Meter, which has the basic functions of a taximeter in an enclosed taxicab, but with additional characteristics that, over time, will permit mobile commerce, GPS tracking, advertising and other capabilities. As an element of mobile commerce, we are introducing “Yes,” a concierge service where persons can order products to be bought by a motor scooter operator and delivered to their address.

In many parts of the world, the taxicab as it is known in developed economies, is being superseded by motor scooters and motorcycle taxis. The growth in the use of the motor scooter and motorcycle taxi is particularly prevalent in the heavily populated, faster growing Asian, African and South American cities. While meters are ubiquitous in taxicabs, we believe there are no similar devices for motor scooters and motorcycle taxis. Thus, moto-taxi fares are un-standardized and must be calculated by hand or agreed upon or “haggled” before, during or after a trip, often leading to failed negotiations and clashes between drivers and passengers. In response to this problem, the Moto-Meter was developed. This device will do for the moto-taxis what the taximeter did for taxicabs more than 100 years ago. We currently have plans for two Moto-Meter models, one with an LED screen and the other an LCD monitor.

We plan to enter the moto-meter market initially in Thailand and then branch out to additional countries that have a high use of moto-taxis such as Brazil, Indonesia and Nigeria and then other developing economies throughout the world. Moto-taxis are most common in economically developing and emerging growth countries. There also is increasing use of the moto-taxi in the developed world, such as in Paris and London, because of their convenience and speed. We plan on developing a distribution network of the meter products through franchised dealers, resellers and brick and mortar storefronts in our selected markets. We have decided to utilize these types of vendors because aspects of the Moto-Meter include add on products, and these vendors will be able to help with installation and provide explanations for use.

In late 2012, we partnered with the Bangkok Governor's Office to carry out trials of the Moto-Meter product, which were conducted to test both the hardware and software of the meter and to determine how quickly it could be deployed throughout the city. The trials were carried out along a prominent thoroughfare in the heart of the city and received praise from both drivers and passengers. Based on the success of the trials, we believe that there will be strong demand once the Moto-Meter enters full production. According to the Thai Ministry of Transportation, it is estimated that there are over 200,000 motorcycle taxis in Bangkok and an estimated 700,000 motorcycle taxis across the country. Once the Moto-Meter is in widespread use, we plan to use Bangkok as a flagship city as sales and marketing efforts are ramped up to enter other cities and areas across Thailand in conjunction with other major markets around the world.

We have entered into discussions to mandate the use of Moto-Meters on all moto taxis within the city of Montes Claros, Brazil. Montes Claros is considered the "motorcycle taxi capital" of northern Brazil and an ideal city to launch the Moto-Meter in Brazil. We believe that a regulatory mandate here will act as a springboard into the potentially larger markets of Brazil's other highly populated cities. We have signed letters of intent for the distribution of our flagship product, the Moto-Meter with qualified distributors in 7 countries. The distributors were selected for their ability to both sell and support our products as well as to protect our brand image in strategic markets. We are continuing discussions with several other distributors out of the hundreds of retail agents and operators that have contacted us to express their interest in the Moto-Meter and associated products. The letters of intent authorize the distributors to sell and support our flagship product, the Moto-Meter, as well as establish priority for Wheelies and our future products and services.

In Africa, we established an office in Lagos, Nigeria. Previously, the officials in Nigeria have expressed interest in the Moto-Meter, and feedback from our initial discussions has been positive. Establishing a physical presence in the city is now essential for us as we enter the process of formalizing these discussions into a clear plan to introduce the Moto-Meter into Lagos and cities across Africa. On November 4, 2013, we were awarded a patent on the Moto-Meter technology until 2033 in Nigeria, a country with more than 3 million motorcycle taxis. According to Reuters, there are "as many as one million motorcycle taxis in Lagos," a city of Nigeria, and estimates for the total number of motorcycle taxis in Nigeria exceed 3 million -- a staggering number that is equal to the total number of automobile taxis in the entire world.

On January 14, 2014, we were asked to file a "pre-tender" document to Amtex Systems Inc. for submission to the Government of Tamilnadu Province in India for up to 90,000 units of our proprietary Moto-Meter™. The Government of Tamilnadu has decided to implement the mandatory use of fare meters on all auto rickshaws. As such, it has promised to provide a free, government subsidized, GPS based fare meter for up to 90,000 autorickshaws. The government of Tamilnadu has made a specific budget allocation for the financial year starting April 1, 2014, for this program. We attended a pre-tender meeting with the government on January 15, 2014, where we presented the company profile and its patent pending Moto-Meter technology. World Moto filed an RFP type document and the successful vendor will receive an order from the government by approximately the end of May 2014.

On January 10, 2014, the Instituto Mexicano de la Propiedad Industrial (IMPI), or the Mexican Patent Office, issued an official communication informing us that our Moto-Meter patent had met all requirements for patentability and successfully overcome the formal examination stage for issuing a pa atent. The application is now awaiting publishing in the IMPI's Official Gazette, and the formal patent may be issued thereafter.

We believe that the Moto-Meter has many advantages as a product. First it will provide a certainty to the fare which will overcome the problems faced by the customer and driver that the fare is often undefined and has to be negotiated or “haggled.” These negotiations often result in misunderstandings and inconsistencies which annoy both the driver and the customer. Second, the Moto-Meter will help authorities regulate fares, which will give communities and regulatory agencies an easy and affordable method of standardizing moto-taxi fares and support overall consumer and community satisfaction. Therefore, we believe we will obtain support for our product in the markets we address from regulators as well as customers and drivers.

We also plan future products that complement the basic forms of Moto-Meters. These may include advertising, booking, delivery, electronic payment and similar products and devices and includes the “Yes™” concierge capability. The basic Moto-Meter provides event data recording and GPS positioning, which are valuable safety features.

Principal Products

Moto-Meter

Our principal product currently is the Moto-Meter. Our first product will be a light emitting diode model and once a market is established for that product, we will market a liquid crystal display premium model. The LED model will be a portable/universal meter that is compact and easily swapped among vehicles. It will be rugged and will work with all vehicle classes. The meter will provide starting rate, time, total fare and distance measures. The device will have event data recording, GPS functionality and advertising capacity. The premium product will have added features such as TV and video display capability. Mobile commerce will also be an early stage enhancement, which will allow for electronic payment of the fare and also purchasing other products and services.

The initial product, which is known as the Eagle, will be waterproof, scratch resistant, made of high density plastic and similar in size to a modern GPS device; its dimensions are approximately 6” X 4” x 1”. The Eagle model will have a USB style connector that plugs into a motorcycle or vehicle providing the meter with speed, distance, and sensor information while powering the unit. The device will integrate with dispatch/vehicle management systems and will be capable of almost unlimited tariff options. Firmware upgrades and re-programmability are designed to be quick and simple. The life expectancy of the Eagle model is expected to be 3 to 5 years. The Eagle model will be sold with a one year warranty. The Eagle product will be sold as a kit, including the mount, installation kit, and cost of warranty.

The Moto-Meter is also designed to be tamper proof, with multiple independent, fully redundant tracking systems. These include a GPS and a completely self-contained inertial navigation system, in addition to the traditional speed sensors found on conventional taxi meters. Any one of the systems is enough to give an accurate record of the distance and waiting time by itself, but we believe all of them combined allow for an accuracy and reliability unsurpassed by other metering devices on the market today for similar uses.

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

Wheelies

We are also focused on the development of our advertising product, Wheelies. Wheelies displays static and streaming media on the wheels of motorcycles and automobiles, providing a new mobile medium for advertising, broadcasting, self expression and publishing.

We believe the technology has the potential to turn essentially any wheel in the world into a full color billboard or video screen. All digital content, including ads and videos, can be sequenced and triggered at a specific time, location, or manually under the command of an operator using gesture recognition and a wearable device. This gives Wheelies the ability to serve up highly targeted advertisements to different demographics.

Combining certain aspects of social networking and modern LED displays, the Wheelies technology offers the ability for new generations of consumers to connect with members of their local community using methods similar to those used by online services today. Unlike locally targeted internet forums, Wheelies can spread an idea quickly and easily to every corner of a region without restricting the message to select individuals who actively seek information from a specific website.

The Wheelies product can be deployed independently or in conjunction with the Moto-Meter and Yes™.

Yes™

We will be developing the Yes™ product further in 2014 mainly targeting developing countries where motorcycle use is more pervasive. Yes™ is a personal retail and delivery service superimposed on a mobile delivery infrastructure. User may simply tap an app to obtain refreshments, toothpaste, diapers and other necessities, delivered anywhere in less than 20 minutes. We believe Yes™ will make brick and mortar commerce as convenient as the Internet.

Shopping on the internet has already reached unprecedented levels of convenience. However, increasing competition in the e-commerce space has driven success in this marketplace to the final front - last mile delivery. With advantages on price and assortment having reached the point of diminishing returns, the new online battle is being fought over the efficiency of getting a product to the consumer as quickly as possible and at the lowest possible cost. New one hour delivery services such as eBay now leverage brick and mortar stores to provide rapid delivery. However, they are discovering that this is a different market than they are used to. According to Sucharita Mulpuru at Forrester Research, it is an "H.R. issue, not a tech issue." Successful companies in this arena are likely to be ones that can combine technology with the ability to mobilize huge armies of experienced human "valets" that possess a work ethic to go beyond a script and service the customer in an individual fashion.

Yes™ was conceived with this requirement in mind. We believe that our access to more than 20 million motorcycle taxi operators around the world, each having already been self selected for their ability to provide exactly the qualities demanded by this profession, may position us to be a global leader in this sector with an ability to scale services quickly to meet rising demand. The preexisting nature of this human infrastructure means it can be accessed as necessary with minimal cost overhead and training during expansion into new geographical areas. Local commerce in much of the world is already facilitated by motorcycle taxis, so the drivers already understand the issues. Dr. Claudio Sopranzetti, a transportation expert from Harvard, describes their role as follows: "The drivers operate not only as transportation providers but also as messengers and personal assistants, paying bills and delivering commodities." Traditionally, however, these services have been offered individually, on an ad-hoc, undependable basis. Yes™ will create the trusted brand, advanced logistics, and customer oriented interface necessary to become a global leader in the field.

Potential Revenue Lines

The principal source of revenues will be from the sale of the Moto-Meter and Wheelies units and related products to be used with the Moto-Meter. We may also derive revenues from advertising partnerships with Wheelies units. In the future, we would expect to generate revenues from a number of additional sources, including the Yes™ service. The initial additional revenue is likely to be from the advertising displayed on the Moto-Meters. Revenues also would be expected come from the mobile commerce applications. Additional revenues may be generated from the booking services which would include door to door, delivery, messenger, vehicle collection, errands and emergency road services, but these revenues are considered to be well in the future.

We entered into a distribution agreement with Lucky Distributors, Ltd., a Thailand based distribution company. Lucky has a regional network that currently provides parts and servicing for motorcycles and motor scooters. Lucky also is a preferred supplier for the Motorcycle Taxi Association of Thailand. Under the terms of the distribution agreement, Lucky has the non-exclusive rights to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout the country of Thailand and surrounding border markets. Old WM will retain the rights to advertising, software and complementary commerce services such as Yes.

Depending on the means of distribution and sale, there may be revenue opportunities from franchising and licensing of the Moto-Meter and its different capabilities. The concierge service “Yes” is one such other potential source of revenue for the Company.

On December 2, 2013, WM Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with Mobile Advertising Ventures Ltd. (“MAV”). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial “Wheelies” from WM Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. WM Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies.

Manufacturing and Supplies

We subcontract manufacturing and believe that there are many manufacturers capable of providing and assembling the parts for the Moto-Meter, at a high quality level and efficient rate of production for prices that will work within the projected pricing of the Moto-Meter units. In the future, to assure adequate production and quality, we plan to manufacture the devices themselves, either being fully responsible for the production or in conjunction with other contract manufacturers. While we believe there are many manufactures that can meet our requirements, we typically will work with only one or two at a time. Where useful, we plan to use just in time stock strategies for hardware, supplies and service parts to control margins and working capital requirements.

Certain of the components in our devices will be supplied by contract suppliers to our specifications while other components will be provided by generic manufacturers. We believe there are adequate providers in both categories of suppliers.

In January 2014, we contracted with Thailand-based DMC Corp (154) Co. Ltd. (“DMC”) for production of its revolutionary Wheelies LED display technology.

DMC recently concluded an extensive proof of concept phase that included demonstrations of their capabilities to meet our rigorous standards for manufacture of printed circuit boards, injection molded components, conformal sealing and assembly of the Wheelies device. The successful completion of this phase and the subsequent agreement between the Company and DMC signifies the beginning of the production stage of Wheelies.

This strategic alliance allows us to move immediately into limited production of the Wheelies device, which involves low volume production runs of tens to hundreds of units in order to refine the production yields, increase the efficiency, and decrease warranty and support costs of the manufacturing process. DMC will provide their experienced research and development team to assist in the design of the automated test and analysis fixtures and programs required to optimize this system. We anticipate the limited production and optimization stage to last approximately 6 months, after which full commercial production will commence.

Regulation

We expect that the Moto-Meter will be subject to some level of indirect regulation, but we are not aware of any specific regulations at this time in the intended markets. Regulation may come in the form of weights and measures laws to assure the accuracy of the metrics of the Moto-Meter to prevent fraud in commercial transactions. However, in many instances these kinds of regulations are more oriented towards the user of devices so as to prevent tampering and driver fraud on the consumer. The regulation of fares would have little impact on us since the Moto-Meter may be set to various rates which will be the task and responsibility of the user not the manufacturer. Rather, we believe that the regulatory authorities will embrace the Moto-Meter because it will permit them to establish greater consumer protection and confidence in transportation fares. Generally speaking, this kind of regulation will be seen as benefiting the overall community. We believe the safety features of the Moto-Meter will also be embraced by governmental authorities because it will allow tracking and positioning which will benefit crime prevention and monitoring.

Certain functions of the Moto-Meter system utilize radio frequency technology, which is subject to regulation by the Federal Communications Commission ("FCC") in the United States and may be similarly regulated in the other jurisdictions where we plan on marketing and selling the Moto-Meter. Where regulated, we will have to obtain the necessary registrations and licenses.

Customers

The customers of the Company first will be resellers, such as Lucky Distributors, Ltd., and franchisees, who will then on-sell the Moto-Meters to the moto-taxi owners, which may be individuals or fleet owners. As the Company gains brand and product awareness, it expects to sell directly to the owners of moto-taxis, thus expanding the customer base to the primary user. We intend to establish and control pricing so that there is a minimum of price competition in among its markets.

For advertisers, Wheelies is a high impact medium for showcasing brands and businesses to new customers in locations of mass consumer exposure with the potential ability to target up to 400,000 people a day, per motorcycle. For retail buyers, Wheelies is a personal digital canvas in the physical world, a beautiful and inspiring medium of self-expression, and a fun way to share content, engage, collaborate and create entirely new experiences. We expect that retail buyers will eventually make up the largest portion of Wheelies users. Global sales of OEM motorcycle components and accessories represent a market worth approximately $50 billion annually.

The global advertising industry is worth nearly $600 billion annually, with outdoor display-type advertising being the fastest growing segment of the advertising industry. The Company believes that the obvious appeal to advertisers together with the additional revenue streams available to agents, operators and drivers will result in considerable demand for our technology.

On January 14, 2014, we were asked to file a "pre-tender" document to Amtex Systems Inc. for submission to the Government of Tamilnadu Province in India for up to 90,000 units of our proprietary Moto-Meter™. The Government of Tamilnadu has decided to implement the mandatory use of fare meters on all auto rickshaws. As such, it has promised to provide a free, government subsidized, GPS based fare meter for up to 90,000 autorickshaws. The government of Tamilnadu has made a specific budget allocation for the financial year starting April 1, 2014, for this program. We attended a pre-tender meeting with the government on January 15, 2014, where we presented the company profile and its patent pending Moto-Meter technology. World Moto filed an RFP type document and the successful vendor will receive an order from the government by approximately the end of May 2014.

Marketing

We are using several channels to market our products including social media, direct sales and trade shows. The overall goal of the advertising will be to strengthen brand and product recognition, which will also support product distribution and sales. We will seek to overcome the general low image and poor customer perception of taxi products currently pervasive in the taxi meter industry. We will attempt to stand apart in its corporate image and its product quality and placement.

We plan to use direct sales calls, presentations and appointments with regulatory agencies, associations, distributors, and operators of moto-taxi fleets to generate recognition and acceptance of our products. The use of public demonstrations to target users will also be deployed, which will be in conjunction with the cooperation of local municipal authorities. Once the Moto-Meter is established, we plan to promote our m-commerce services directly to the drivers, who might then start selling these services to their customers or the public.

We also plan to follow a course of marketing that deploys word of mouth, guerilla marketing and viral marketing using various social networks and similar marketing methods. Since the deployment of the Moto-Meter is frequently on an independently owned vehicle, we understand that the acceptance of the benefits of the Moto-Meter by the individual owner-drivers as well as the owners and drivers of fleet owned vehicles and public authorities is important in gaining acceptance and use. As the benefits of more certain fares and the value of the related services become known to the customers of moto-taxis, we expect that they will also drive sales preferring to use vehicles out-fitted with the Moto-Meter for its benefits of safety, certainty of fare, m-commerce and other services.

We plan to pay particular attention to the development of the Company and product website and its Facebook page. As its representation on the Internet, these sites will increasingly be the first point of contact for potential customers in need of information. The primary website contains product information, detailed photos, purchase information and use information. In connection with its web presence, we will seek to maximize search engine optimization. This involves organically improving the quality and volume of traffic to a website through user searches on search engines such as Google and Yahoo.

Print media and brochures are also being used in conjunction with sales including at trade shows. We plan to distribute printed media to operators, potential customers, channel partners, associations and government agencies. The focus of the print media will be to highlight our Company, location, benefits of the Moto-Meter and contact information for further details and ordering.

We plan to use trade shows, demonstration opportunities and similar venues to increase brand awareness and product understanding and recognition. These venues can also foster valuable business partnerships. Once such trade show is the Taxicab, Limousine, and Paratransit Association. Generally, these trade shows are held on a regular annual basis and attract the important companies and users within the industry, which will provide a valuable venue for us to showcase the Company and our products.

We also will seek to establish industry partnerships to help market the Moto-Meter. We have signed letters of intent for the distribution of our flagship product, the Moto-Meter with qualified distributors in 7 countries. The distributors were selected for their ability to both sell and support our products as well as to protect our brand image in strategic markets. We are continuing discussions with several other distributors out of the hundreds of retail agents and operators that have contacted us to express their interest in the Moto-Meter and associated products. The letters of intent authorize the distributors to sell and support our flagship product, the Moto-Meter, as well as establish priority for Wheelies and future products and services of World Moto.

Competition

We do not believe there is any direct competition for the sophisticated products that we will be offering for use by moto-taxis. Although a simple meter can be adapted for use with a motor scooter or motorcycle, the Moto-Meter products will have many more functions and we believe will be at a higher level of quality and security. Notwithstanding the fact that we expect to be first to market in this business sector, it is possible that other meter manufacturers may decide to address the moto-taxi market and develop products that will be able to compete with the Moto-Meter products. Such companies may have greater financial and engineering capabilities, which will make it more difficult for us to establish ourself in various markets or offer substantial competition product offerings and pricing.

The business of manufacturing and selling taximeters, however, is a low-profile business. Overall, we believe that competition within the industry of taximeters and related products is low, with just a few brands monopolizing sales and all of which are oriented towards taxicabs. These brands include Cygnus Automotive (UK) and Centrodyne (US). We believe the taximeter industry is largely stagnant, lacking innovation, and is constrained by legacy products and methods of business. Current manufacturers have existing products that they are improving incrementally, but they are most concerned about maintaining product lines and market share within the taxicab industry, which stymies innovation and invites disruption from companies starting out with a modern mentality and design innovation such as we plan to deploy with the Moto-Meter.

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

Intellectual Property

The Assets purchased include three U.S. patent applications. All three patents are titled “Universal Vehicle Management System” and are identified as follows: (i) U.S. provisional patent application 61/401,337, filed August 10, 2010, (ii) U.S. utility patent application 13/137,345 filed on August 8, 2011, which claims priority to August 10, 2010 using PPA 61/401,337 and (iii) PCT patent application PCT/US2011/001401 filed on August 8, 2011 with receiving office USPTO, which claims priority to August 10, 2010 using PPA 61/401,337. These are patent applications, and there is no assurance that we will be awarded patents after review by the USPTO. The lack of patent protection may make us vulnerable to product copying and undercutting pricing, making our market entry and maintenance more difficult or impossible.

The following table lists our U.S. patents and patent applications relating to Moto-Meter:

We have filed for patent protection for our Moto-Meter technology in 61 countries throughout Asia, Africa, Europe and the Americas. These countries were carefully selected to cover the vast majority of the world's mototaxi fleet and population. Nigeria is the first locality to complete its investigations and issue a patent. The patent was granted as filed, with no changes or office actions required on any of its 28 claims, and will remain in force until February 8, 2033. Additionally, Mexico has officially signaled its intention to issue the patent as filed, with no changes required on any of its 28 claims. The remaining 59 countries are currently in the substantive evaluation period and are expected to complete their investigations within the next 4 years. Based on our success in Nigeria and Mexico, and the original favorable review from the Patent Cooperation Treaty Examiner, we expect ultimately to be awarded a patent in every targeted jurisdiction.

Patents Applications Completed Substantive Evaluation and Awaiting Publication
--------------------------
Mexico Patent - 93533 (MX/2013/071677) - Universal Vehicle Management System

Issued Patents
-------------------------
Nigeria Patent 001031 (NG/C/2013/085) - Universal Vehicle Management System [Expires August 6, 2033]

In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary know-how and business secrets. We have implemented a program whereby all of our employees have signed non-disclosure agreements with respect to our intellectual property, we do consider our employees’ work to be proprietary and owned by us. Where necessary, we will take steps to protect our intellectual property interests under the laws of the United States and the jurisdictions in which we intend to operate. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with us.

We do not have any significant trademarks in use at this time. However, as our business develops, we plan to develop specific trademarks for our products and services and seek registration of those marks with government authorities for their protection.

Research and Development

In the fiscal year ended December 31, 2013, we spent approximately $366,000 on research and development activities and spent approximately $50,000 on research and development activities in the fiscal year ended December 31, 2012. It is anticipated that for the 2014 fiscal year, we will devote approximately $500,000 to product development activities.

Employees

We have three executive employees, Messrs. Paul Giles, Chris Ziomkowski and Ms. Lisa Ziomkowski-Boten. We currently have 12 employees at our WM Co. Thailand subsidiary to assist with product development and engineering.

Corporate Information

Our principal executive offices are located at: 131 Thailand Science Park INC-1 #214 Phahonyothin Road, Klong1, Klong Luang, Pathumthani 12120 Thailand. Our main telephone number is: (646) 840-8781 and our website is located at: http://www.worldmoto.com/.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Because we have generated limited revenues which are not sufficient to cover our operating expenses and have incurred losses for the period from March 24, 2008 (inception) to December 31, 2013 there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We have generated limited revenues for the year ended December 31, 2013, and had a net loss of $950,117. We have a total accumulated deficit of $1,249,780, since inception. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made, should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 15, 2014, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our operating results are difficult to predict, and we may experience significant fluctuations in our operating results.

Our operating results may fluctuate significantly. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors causing these fluctuations include, among others:

•	our ability to maintain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;
•	our ability to monetize our products;
•	the price we charge for our products or changes in our pricing strategies or the pricing strategies of our competitors;
•	timing and costs of marketing and promotional programs organized by us, including the extent to which we offer promotional discounts to our customers;
•	technical difficulties in manufacturing or maintaining our products;
•	the introduction by our competitors of new products and services;
•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;
•	changes in government regulations with respect to the fare metering and m-commerce industry for motor scooters and motorcycle taxis and ; and
•	economic and geopolitical conditions in Thailand and elsewhere.

In addition, a significant percentage of our operating expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial operating losses.

The lack of a sustained operating history makes it difficult to validate our business plan and to raise capital for our future development.

Investors in the current market favor companies which are further along in their development. Although we have several patents applications filed and have commenced operations, we are still considered a speculative business with a limited operating history. It is difficult to express with any certainty our prospects and revenue opportunities. Therefore, it will be difficult to raise substantial amounts of capital as an operational stage company. Without substantial funding, we will not be able to further pursue our business plan. If that is the case, investors may lose their entire investment.

We will need substantial capital to implement our business plan and if we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

Our capital requirements are significant. We are not currently generating sufficient cash flow to fund our operations. There can be no assurance that we will be able to generate sufficient cash flows in the future which will be sufficient to fund our operations. We plan to seek additional equity capital in the very near future to fund our operations. There is no assurance that we will be able to obtain this financing, in the amounts required or on terms acceptable to us. If additional financing is obtained, we will most likely be selling additional equity securities with the consequence of dilution to our current shareholders. If financing is not obtained, then we may have to curtail or reduce our activities. We have no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to us on acceptable terms, or at all.

Until we have developed and launched our Moto-Meter product at commercial levels, there is uncertainty of market acceptance and the efficacy of the commercialization strategy.

We have not yet launched our Moto-Meter products at a commercial level. Until we have consistent, proven sales, there is uncertainty of the product acceptance in the intended markets and our ability to commercialize our products. As with any transformational product, there will be a time before customers embrace the produce and recognize its full value. Until then, we believe we will have to fund our operations from capital rather than revenues. If there are no, or only low levels of, product acceptance and sales, we will have to alter our business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services is subject to great uncertainty. Achieving market acceptance will require us to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for our products. We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our efforts will be subject to all of the risks associated with the commercialization of new products, including unanticipated delays, expenses, technical problems or difficulties and technological obsolescence due to changing technology and the evolution of industry standards. There can be no assurance that markets for our products will not be limited, or that our strategies will result in successful product commercialization or in initial or continued market acceptance for the Moto-Meter.

Our products may be subject to price sensitivity in certain markets, which may negatively impact our revenues and operating results.

Our products, such as the Moto-Meter, will be offered in developing market economies. As a result, our products may be considered expensive for the small operators of moto-taxis, many of which are individually owned. Therefore, we may have issues in being able to establish a market for the products and penetrating the market as we try to expand it. To achieve market penetration, we may have to produce a lower cost models or reduce the price of our product offerings, the latter of which would curtail our anticipated margins and may have an adverse effect on our ability to operate and expand our business.

We are uncertain of our ability to effectively implement and manage our growth strategy and any failure to effectively implement our business plan could adversely affect our business and financial results.

As part of our business plan, we will be rolling out our Moto-Meter product first in Thailand and then in other countries in the developing economies, such as Nigeria, Indonesia and Brazil. We also plan to expand our product offerings, including the sales of our Wheelies product. The success of our growth strategy will depend on brand management, competitive conditions, our ability to manage increased sales and distribution, and local law and cultural requirements. There is no assurance that we will be able to satisfy all the requirements of a successful product development and launch and then expansion into the markets for our products. There can be no assurance that we will be able to find the qualified personnel to implement the business plan. There is also no assurance that our growth strategy will be successful or that our sales or net income will increase as a result of our strategy.

Our management and internal systems might be inadequate to handle our potential growth which may strain our financial resources.

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

Technical factors may limit product development resulting in decreased revenue and if we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

Although our research and development efforts relating to the technological aspects of the existing version of the Moto-Meter are completed, we are continually seeking to refine and improve capabilities and the components of the Moto-Meter and to develop additional related products and functionalities, such as the Wheelies product. Our success will depend upon products meeting targeted costs and performance standards and also will depend upon their timely introduction into the marketplace. There can be no assurance that development of additional versions and functions of the our products, such as the Moto-Meter will be successfully completed, that they will satisfactorily perform all of the functions for which they have been designed, that they will meet current price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in development or commercialization.

We will initially depend on third party suppliers and manufacturers and any failure to adequately establish agreements with suppliers and manufacturers will impede our growth.

Initially we will use outside providers to add in the development and implantation of aspects of our business plan, such as for research and development, design requirements and marketing. Additionally, we plan to purchase product components from various third party suppliers and use third party manufacturers for the Moto-Meter. We believe that there are several readily available sources for research, design and marketing tasks and for parts and for manufacturing. While we will attempt to maintain alternative sources for our service providers, supplies and manufacturing, we are subject to the risk of price fluctuations, product availability, delivery delay and quality consistency. Failure by service providers, suppliers and manufacturers to supply us with the services or units on commercially reasonable terms, or at all, would have a material adverse effect on our Company in establishing brand recognition and market share, obtaining sales and generating revenues. Failure or delay in receiving necessary services and supplies or products by the Company would adversely affect our operations, and its ability in turn to deliver our products on a timely, consistent basis. The use of third party providers may also make our products more expensive or reduce our margins, therefore affecting our financial condition and results of operations.

Inability to protect our proprietary rights could damage our competitive position.

We have filed several United States and foreign patent applications covering certain aspects of the Moto-Meter and our Wheelies product. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford us, that any patent applications will result in issued patents, that our patents or future trademarks, if any, will be upheld if challenged or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to us.

Although we believe that our current products, patent applications and trademarks do not and will not infringe patents, trademarks or violate proprietary rights of others, it is possible that its existing intellectual property may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event our products infringe patents or proprietary rights of others, we may be required to modify the design of our products, change the name of our products or obtain a license. There can be no assurance that we will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon our Company. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if our products infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our Company.

We also rely on proprietary know-how and employ various methods to protect the source codes, concepts, ideas and documentation of our proprietary technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how or software codes, concepts, ideas and documentation. Although we have and expect to have confidentiality agreements with our employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect our trade secrets.

Our products may be subject to government regulation which may increase our costs or limit our products.

Certain functions of the Moto-Meter system utilize radio frequency technology, which is subject to regulation by the Federal Communications Commission (“FCC”) in the United States and may be similarly regulated in the other jurisdictions where we plan on marketing and selling the Moto-Meter. The Moto-Meter may also be subject to regulation in the category of weights and measures assurance. We believe that we are or will be in substantial compliance with all applicable regulations governing the manufacture and operation of our products. There can be no assurance that, in the future, we will be able to obtain required licenses or that the relevant government authorities will not require us to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on us. Amendments to existing statutes and regulations, adoption of new statutes and regulations and our product offerings in jurisdictions in addition to the United States, could require us to alter methods of operations at costs that could be substantial, which could have an adverse effect on us. There can be no assurance that we will be able, for financial or other reasons, to comply with applicable laws, regulations and licensing requirements.

Certain aspects of our Wheelies technology may be subject to national, regional, or local laws that regulate lighting and patterns of lighting that may be displayed on a vehicle. These laws may vary from locality to locality. There is no guarantee that our Wheelies product can comply with all relevant regulations in every jurisdiction while still retaining its essential features.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our success is largely dependent on the personal efforts of Messrs. Paul Giles and Chris Ziomkowski, and Ms. Lisa Ziomkowski-Boten. Messrs. Paul Giles and Chris Ziomkowski have written employment agreements with us. The loss of the services of these persons would have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain highly skilled financial, technical, marketing and other personnel to implement the various aspects of the business plan. There can be no assurance that we will be able to hire or retain such necessary personnel.

We do not have any key man insurance on either of Messrs. Paul Giles or Chris Ziomkowski, or Ms. Ziomkowski-Boten and have no current intention to obtain such form of insurance.

Corporate insiders or their affiliates may be able to exercise significant control over matters requiring a vote of our shareholders and their interests may differ from the interests of our other shareholders.

Because Messrs. Paul Giles and Chris Ziomkowski collectively own approximately 56% of the issued and outstanding shares of common stock of our Company, they will be able to influence, if not control, the Company, elect all of our directors, increase the authorized capital, dissolve, merge, sell the assets of our Company and generally direct our affairs.

Risks Related to Doing Business Internationally

We are subject to market risk through our sales to international markets.

A portion of our sales are or will be derived from international markets. These operations are subject to risks that are inherent in operating in foreign countries, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;
•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;
•	exchange controls;
•	some countries impose burdensome tariffs and quotas;
•	political changes and economic crises may lead to changes in the business environment in which we operate;
•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and
•	economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

No assurance can be given that we will be able to continue selling our products in any of the foreign countries in which we currently or plan to do business. Any of the above-mentioned factors could detrimentally affect our sales, and impact our financial condition and results of operations.

Current global economic conditions may adversely affect our industry, business and results of operations.

The recent disruptions in the current global credit and financial markets has included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to the countries or regions in which we operate, which could adversely affect our financial performance.

We currently conduct operations in Thailand, and plan on expanding our operations to additional international markets. Our future operating results in international markets could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, trade policies, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.

Moreover, the economies of some of the countries in which we currently have, or plan to have operations, have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous officers located in countries which have historically been less stable than the United States. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

Political, social, business and economic conditions in Thailand may have a significant effect on our business. In March 2013, Thailand was assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

In September 2006, Thailand experienced a military coup that overturned the existing government, and in 2008, political unrest and demonstrations in Bangkok sparked a series of violent incidents that resulted in several deaths and numerous injuries. In April 2009, anti-government demonstrations in Bangkok caused severe traffic congestion and numerous injuries, and in March 2010, protestors again held demonstrations calling for new elections. These demonstrations in recent years in Bangkok and other parts of Thailand, which escalated in violence through May 2010, resulted in the country’s worst political violence in nearly two decades with numerous deaths and injuries, as well as destruction of property. Certain hotels and businesses in Bangkok were closed for weeks as the protestors occupied Bangkok’s commercial center, and governments around the world issued travel advisories urging their citizens to avoid non-essential travel to Bangkok.

Any succession crisis in the Kingdom of Thailand could cause new or increased instability and unrest. In the event that a violent coup were to occur or the current political unrest were to worsen, such activity could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions. Further, the Thai government recently raised the minimum wage standards for labor and could repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. Future political instability such as coups or demonstrations could harm our business, financial condition and operating results.

The fluctuation of foreign currency exchange rates could materially impact our financial results.

Since we plan to conduct a significant portion our operations in Thailand, our business is subject to foreign currency risks, including currency exchange rates fluctuations and difficulties in converting Thai baht into U.S. dollars. The exchange rates between the Thai baht and the U.S. dollar, Euro and other foreign currencies is affected by, among other things, changes in Thailand’s political and economic conditions. In addition, appreciation or depreciation in the value of the Thai baht relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition and results of operations.

Because our assets are located outside of the United States and some of our directors and officers reside outside of the United States, it may be difficult for investors to enforce their rights based on United States federal securities laws or any United States court judgments against us and our officers and directors.

Our operations and most of our assets are currently located in the Thailand. In addition, some of our current directors and officers reside outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or Thailand, and even if civil judgments are obtained in United States courts, to enforce such judgments in Thailand courts. Further, it is unclear if extradition treaties now in effect between the United States and Thailand would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or other United States laws.

Risks Relating to our Common Stock and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Our Articles of Incorporation have granted the authorization to issue preferred stock in the discretion of the Board of Directors, and such preferred stock may have certain rights and privileges superior to those held by holders of our common stock.

Our Articles of Incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and, thereby, prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock. However, there can be no assurance that preferred stock of the Company will not be issued at some time in the future.

Our board of directors does not intend to declare or pay any dividends to our stockholders in the foreseeable future.

We have paid no cash dividends on its common stock to date. Payment of dividends on the common stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. We do not currently intend to declare any dividends on our Common Stock in the foreseeable future.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “FARE,” but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or occasionally non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)

We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $4.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

State securities laws may limit secondary trading, which may restrict the states in which you can sell our shares of common stock.

You may not be able to resell the shares of common stock held in the Company in a state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state, or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and limit a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the acquisition of the Assets, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that our Current Report on Form 8-K was filed with the Commission reflecting the Company’s status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation and Bylaws contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The principal executive offices for the Registrant are located at: 131 Thailand Science Park INC-1 #214 Phahonyothin Road, Klong1, Klong Luang, Pathumthani 12120 Thailand. We have approximately 665 square feet which includes our executive offices and engineering facilities. Annual rent for this location is approximately $7,500.

On December 25, 2013 we entered into a lease agreement for a larger office in the Thai Science Park. The lease runs through November 30, 2016. Annual rent for this space is approximately $21,000. We anticipate moving into our new offices during the second quarter of 2014, once office improvements are completed.

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

The Company also has shared office space in Lagos, Nigeria, located at 19, Sinari Daranijo Strrt, Victoria Island, Lagos. The Company opens its Lagos office as a part of its plan to introduce the Moto-Meter into Lagos and cities across Africa. The annual rent for this location is currently being gifted to the Company. It is expected that the Company will pay fair market value for office space in Nigeria in the future.

The Registrant’s main telephone number is: (646) 840-8781. The Registrant’s website is located at: http://www.worldmoto.com/.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is currently listed for trading on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”) under the Symbol: “FARE.” The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as quoted on the Over-the-Counter Bulletin Board.

Fiscal Year Ending December 31, 2013	High	Low
First Quarter - March 31, 2013	$0.34	$0.03
Second Quarter - June 30, 2013	$0.07	$0.04
Third Quarter - September 30, 2013	$0.05	$0.04
Fourth Quarter - December 31, 2013	$0.10	$0.04

Fiscal Year Ending December 31, 2012	High	Low
First Quarter - March 31, 2012	$0.03	$0.03
Second Quarter - June 30, 2012	$0.03	$0.03
Third Quarter - September 30, 2012	$0.03	$0.03
Fourth Quarter - December 31, 2012	$2.50	$0.03

As of April 9 2014, the closing price of our common stock was $.098 per share.

All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of April 8, 2014, there were 17 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

Dividends

We have not declared any cash dividends in the two most recent fiscal years. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no options, warrants or convertible securities outstanding pursuant to an equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2013 and 2012. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

OVERVIEW

World Moto, Inc. was incorporated on March 24, 2008, in the State of Nevada under the name Net Profits Ten Inc. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. Additionally, on November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”, which name change became effective on November 15, 2012, upon approval from the Financial Industry Regulatory Authority (“FINRA”).

On September 1, 2012, we entered in an Asset Purchase Agreement (“Agreement”) with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand (“Old WM”), Chris Ziomkowski, the Chief Technical Officer of Old WM and Paul Giles, the Chief Executive Officer of Old WM. The Agreement was consummated on November 14, 2012. We purchased from Old WM substantially all of the intellectual property and certain other specific intellectual property assets related to Old WM’s initial product, the Moto-Meter (the “Assets”), which includes three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, several URLs and trade-names and associated names related to the Moto-Meter and Old WM.

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

As of December 31, 2013, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars. Additionally, much of our time has been used in administrative tasks such as preparing its application for admission to the Thai Science Park and establishing promotional privileges and tax exemptions through the Thailand Board of Investment.

Business Overview

Plan of Operations

We plan to establish ourselves as a company that designs, manufactures, markets and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities. We currently have patent applications pending for our products in 59 countries. To achieve our objective, we have (i) raised approximately $1,250,000 in new capital in late 2012 and early 2013, (ii) established our operational subsidiary in Thailand for product development and a presence in two additional potential markets, Brazil & Nigeria, and (iii) begun expanding our work force to be able to impleme nt our business plan.

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

On October 30, 2013, World Moto announced that it had signed multiple letters of intent for the distribution of its flagship product, the Moto-Meter, in countries that present a potential market of well above $200 million on meter sales alone. To date, it has signed letters of intent with qualified distributors in 7 countries that represent a combined market of more than $200 million dollars. The distributors were selected for their ability to both sell and support World Moto's products as well as to protect its brand image in strategic markets. The Company is in continuing discussions with dozens of further prominent distributors out of the hundreds of retail agents and operators that have contacted World Moto expressing interest in the Moto-Meter and associated products. The letters of intent include the authorization to sell and support World Moto's flagship product, the Moto-Meter, as well as establish priority for Wheelies and future products and services of World Moto.

On December 2, 2013, World Moto Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with Mobile Advertising Ventures Ltd. (“MAV”). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial “Wheelies” from World Moto Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. World Moto Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. This sale will be completed during 2014.

The Company has entered into discussions to mandate the use of Moto-Meters on all moto taxis within the city of Montes Claros, Brazil. Montes Claros is considered the "motorcycle taxi capital" of northern Brazil and an ideal city to launch the Moto-Meter in Brazil. We anticipate that a regulatory mandate here will act as a springboard into the potentially larger markets of Brazil's other highly populated cities.

In Africa, the Company established an office in Lagos, Nigeria. Previously, the officials in Nigeria have expressed strong interest in the Moto-Meter, and feedback from our initial discussions has been positive. Establishing a physical presence in the city is now essential for us as we enter the process of formalizing these discussions into a clear plan to introduce the Moto-Meter into Lagos and cities across Africa. On November 4, 2013, World Moto was awarded a patent on the Moto-Meter technology until 2033 in Nigeria, a country with more than 3 million motorcycle taxis.

The Company has completed assembling an optimal number of employees, including experienced engineers in our research and development division at the Thailand Science Park. The development focus is simultaneously devoted to our advertising product, Wheelies, as well as our flagship product, the Moto-Meter.

The Company filed patent applications for the Wheelies product in November 2013.

In parallel with this, we have completed the work to adapt the Moto-Meter electronics so that it can pass all current and anticipated regulatory requirements of INMETRO, the National Institute of Metrology for Brazil, as well as other international regulatory agencies. Additional work is currently being undertaken to improve the weatherization technology used in the Moto-Meter to enhance its ability to withstand environmental stresses, as well as work to provide a more generic Moto-Meter installation kit and wiring harness that will allow its installation into a wider variety of vehicles, such as auto rickshaws. A fully revised version suitable for certification and sales is expected in the 2nd quarter of 2014.

We will have to commence manufacturing and sourcing, develop contacts and capabilities, finalize design and develop a marketing strategy. Due to funding restrictions, this process, initially targeted to be undertaken in the second half of 2013, has been delayed and is now being actively pursued. Once complete, commencement of manufacturing and marketing will take an additional four to six months, and the current objective is that this phase will be achieved during the 3rd quarter of 2014. Once we begin the manufacturing phase of our initial inventory, we will roll out at the same time our preliminary advertising and viral cognizance program to begin to generate awareness of our products. During this manufacturing phase, if not before, we will solidify our market channels, including any bricks and mortar outlets and any resellers. Distribution is planned first for Thailand, and then Brazil, India and Nigeria. Therefore, we believe that we will begin to generate initial sales revenues in approximately the second half of 2014.

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

Estimated
Description	Expenses

Legal, Accounting and Transfer Agent Fees(1)	$150,000
Product Development (research and development)(2)	$500,000
Patent Expense(3)	$100,000
Supply Arrangements(4)	$600,000
Manufacturing Arrangements(5)	$150,000
Marketing and Advertising(6)	$200,000
Administration and Overhead(7)	$200,000
Office Rent, Equipment and Supplies	$100,000

Total	$2,000,000

(1)	Includes additional legal, accounting and filing costs associated with our ongoing periodic and current report filing obligations and general day to day requirements.
(2)	Includes engineering salaries, test equipment and development licenses.
(3)	Includes legal and technical fees for the prosecution of our existing patent applications. Does not include any additional patent or related intellectual property filings and prosecutions.
(4)	Includes component charges for production of meters.
(5)	Includes NRE charges, deposits, preparation of dies, and the like, depending on the part and the process of supply and manufacturing.
(6)	Includes estimated expenses of packaging, marketing presentations, internet and print media, adverting agency fees and similar or related expenses.
(7)	Includes CEO, clerical and human resource salaries

Results of Operations for the Years Ended December 31, 2013 and 2012

We generated no revenue for the year ended December 31, 2013 and no revenue for the year ended December 31, 2012.

Our operating expenses were $954,824 for the year ended December 31, 2013, compared to $227,562, for the year ended December 31, 2012. Our operating expenses for the years ended December 31, 2013 and 2012 consisted solely of general and administrative expenses. Our general and administrative expenses increased during 2013 due to the operation of our Thai subsidiary and continued development and marketing of the Moto-Meter, Wheelies and YESTM

We had a net loss of $950,117 for the year ended December 31, 2013, compared to a net loss of $227,562 for the year ended December 31, 2012.

We anticipate our operating expenses will increase as we further implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and equivalents on hand of $179,132 and working capital of $134,074 which represented $17,424 of prepaid expenses offset by $62,482 of current liabilities, $27,482 of accounts payable. We had a deficit accumulated during the development stage of $1,249,780 as of December 31, 2013.

Cash Flows:

			For the Period
			from March 24,
	For the year ended		2008 (Inception) to
	December 31,		December 31, 2013
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES	($865,038)	($195,197)	($1,129,595)

CASH FLOWS FROM INVESTING ACTIVITIES	(33,503)	-	(38,405)
CASH FLOWS FROM FINANCING ACTIVITIES	1,000,000	270,927	1,345,233
EFFECT OF CURRENCY TRANSLATIONS	1,899	-	1,899
Net increase in cash	$103,358	$75,730	$179,132

On April 4, 2014, the Company entered into a financing arrangement with certain investors pursuant to which it issued debentures and received its first tranche of $500,000. The Company shall receive an additional $500,000 within three business days after a registration statement filed by the Company has been declared effective by the Securities and Exchange Commission. The debentures carry an 8% OID (Original Issue Discount) and have a maturity date of 12 months with 12% interest paid at maturity or upon conversion of the amounts owed under the debentures.

Given our cash position of $179,132 as of December 31, 2013, and the proceeds from the equity financing, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through June 30, 2014.

We are a development stage company and have incurred an accumulated loss of $1,249,780 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2013 and 2012, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses. In order to execute on our business strategy, we will require $2,000,000 in additional working capital over the next 12 months, commensurate with the operational needs of our planned marketing, development and distribution efforts. Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and distribution expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and distribution of our products.

There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Significant Accounting Policies

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

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectibility is reasonably assured.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations
At December 31, 2013		Less than	One to		Three to		More Than
		One Year	Three Years		Five Years		Five Years		Total
Operating Lease Obligations	$		$63,000	$			$-		$63,000
Long-Term Debt Obligations	$		$-	$		$		$
Capital Expenditure Obligations	$		$-	$			$-	$
Purchase Obligations	$		$-	$			$-		$-
Other Long-Term Liabilities	$		$-	$			$-		$-

The above table outlines our obligations as of December 31, 2013 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Rates

Our financial instruments consist mainly of cash, borrowings and accounts receivable. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in exchange rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to the expected future rates.

The value of the Thai baht against the U.S. dollar and other currencies is affected by, among other things, changes in Thailand’s political and economic conditions.

Because substantially all of our earnings, cash and assets are currently denominated in Thai baht, appreciation or depreciation in the value of the Thai baht relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our Thailand operations are translated from local currency into U.S. dollar upon consolidation. If the U.S. dollar weakens against the Thai baht, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss. Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against the Thai baht. Additionally, foreign exchange rate fluctuations on transactions denominated in Thai baht other than the functional currency result in gains and losses that are reflected in our consolidated statement of operations. Our operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Considering the Thai baht balance of our cash as of December 31, 2013, which amounted to US $55,597, a 1.0% change in the exchange rates between the Thai baht and the U.S. dollar would result in an increase or decrease of approximately US $556 of the balance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2013 begin on page F-1 and have been examined by our independent accountants, GBH CPAs, PC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of December 31, 2013, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)

We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company. Except as set forth below, there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since

Paul Giles	46	Director, Chief Executive Officer and President	2012
Chris Ziomkowski	43	Chief Technical Officer	2012
Lisa Ziomkowski-Boten	45	Secretary and Treasurer	2012
Julpas Kruesopon	47	Director	2012

The Board of Directors is comprised of only one class. All of the directors serve for a term of one year and until their successors are elected at the Company’s Annual Shareholders’ Meeting and are qualified, subject to removal by the Company’s shareholders. Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

Paul Giles, Chief Executive Officer, President and Director

Mr. Giles invented the Moto-Meter and is recognized by CNN, Newsweek, Wired, Fast Company, Inc. Magazine, EFE, and other international media. Mr. Giles is a leading expert in the global moto-taxi industry and has more than 20 years of experience in founding and operating businesses. Prior to his appointment with the Company in November 2012, from March 2009 to September 2012, Mr. Giles served as President and director of World Moto (Thai) Co., Ltd. From 2002 to January 2009, Mr. Giles was the co-founder of Nirvana Resorts Group, and a partner in ESC Ltd., a security services company that was acquired by Securitas, one of world’s largest security services companies. We believe that Mr. Giles’ experience and industry knowledge will help further the Company’s goals and business efforts.

Chris Ziomkowski, Chief Technical Officer

Mr. Ziomkowski is experienced in the design of taxi meters for motorcycles, and has significant experience in artificial intelligence, practical programs and telecommunications. Prior to his appointment with the Company in November 2012, from March 2009 to September 2012, Mr. Ziomkowski was Chief Technology Officer of World Moto (Thai) Co. Ltd. From 1999 to 2008, Mr. Ziomkowski founded the largest VoIP carrier in Thailand. Mr. Ziomkowski received his bachelor’s degree in Computational Neural Systems from the California Institute of Technology.

Lisa Ziomkowski-Boten, Secretary and Treasurer

Ms. Ziomkowski-Boten is a Certified Public Accountant in California. Ms. Ziomkowski-Boten is currently the Cost Accountant for Oregon’s Wild Harvest, a position she has held since July 2009. Previously, from October 2007 to March 2009, Ms. Ziomkowski-Boten was a Senior Staff Accountant with The Kaseno CPA Firm in San Diego, CA. Ms. Ziomkowski-Boten received her bachelor’s degree in Accounting from the University of San Diego and currently lives in Washington State.

Julpas Kruesopon, Director

Mr. Kruesopon is currently an advisor to the Prime Minister of Thailand and president of Panda Security (US & Asia Pacific), a position he has held since January 2009. Mr. Kruesopon was formerly Chief Executive Officer of Y*Not Communications Co., Ltd., marketing agency, from November 2007 to October 2010, where he successfully grew the company through various strategic acquisitions. Prior to working at Y*Not Communications, Mr. Kruesopon was the managing director of Nortel Networks Thailand, where he successfully expanded the brand for both the enterprise and government sectors, including the launch of Nortel products such as the Meridian phone system and cellular CDMA network products. Prior to working at Nortel, he worked for Samart Corporation PLC, where he was named president in August 1997. His responsibilities included the day-to-day operations of Thailand’s leading telecommunications conglomerate and the development and implementation of the group’s overall business strategies. Highlights of his time at Samart included completing a $236 million strategic partner transaction for Samart with Telecom Malaysia; negotiating Thailand’s first ever successful private cellular licensing agreement with Total Access Communication for a total deal value of $226 million; and negotiating a combined $220 million cellular network roll out transaction with Nokia and Nortel on behalf of Samart’s subsidiary, the Digital Phone Company.

Mr. Kruesopon graduated from California State University Los Angeles, with a degree in Political Science and has completed Executive management and marketing programs from the University of Michigan, the University of Ontario and University of California Los Angeles. We believe that Mr. Kruesopon’s business experience in Thailand and throughout South East Asia will bring value to our Company as we seek to grow our business.

Family Relationships

Chris Ziomkowski is the brother of Lisa Ziomkowski-Boten. Other than the foregoing, there are no other family relationships between or among any of our directors, executive officers and any incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating and compensation committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2013, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements, except that Mr. Julpas Kruesopon, a member of our Board of Directors, filed a late Form 3 and Form 4 in connection with his appointment as a director and the issuance to Mr. Kruesopon of shares of Company common stock.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o World Moto, Inc., 131 Thailand Science Park INC-1 #214 Phahonyothin Road, Klong1, Klong Luang, Pathumthani 12120 Thailand.

Director Nominations

As of December 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Paul Giles currently serves as the Company’s principal executive officer and a director. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

The Company has not formally adopted a written code of business conduct that governs the Company’s employees, officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2013 and 2012 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

						Non-Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Paul Giles, Chief	2013	84,064	-	-	-	-	-	84,064
Executive Officer, President and Director	2012	-	-	-	-	-	-	-

Chris Ziomkowski,	2013	67,250	-	-	-	-	-	67,250
Chief Technical Officer	2012	-	-	-	-	-	-	-

Lisa Ziomkowski-	2013	11,872	-	-	-	-	-	11,872
Boten, Secretary and Treasurer	2012	-	-	-	-	-	-	-

We have employment agreements in place with both Paul Giles and Chris Ziomkowski.

Employment Agreements

Paul Giles

On April 1, 2013, the Company entered into an employment agreement with Paul Giles for his services as the Chief Executive Officer of the Company. Mr. Giles’ employment with the Company is “at-will” and provides for a base salary of ฿287,500 THB for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Giles is entitled to receive a standard benefits package pursuant to his agreement.

Mr. Giles’ employment contract includes a change of control provision which states that if his employment is terminated upon a change of control (as defined therein) of the Company, Mr. Giles is entitled to 200% of his annual base compensation and annual incentive bonus immediately. Mr. Giles is subject to standard restrictions regarding usage of the Company’s confidential information, and is subject to unfair competition and non-solicitation provisions. The Company also agrees to indemnify Mr. Giles for claims brought against him due to his position as an executive of the Company.

Chris Ziomkowski

On April 1, 2013, the Company entered into an employment agreement with Chris Ziomkowski for his services as the Chief Technology Officer of the Company. Mr. Ziomkowski’s employment with the Company is “at-will” and provides for a base salary of ฿230,000 THB for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Ziomkowski is entitled to receive a standard benefits package pursuant to his agreement.

Mr. Ziomkowski’s employment contract includes a change of control provision which states that if his employment is terminated upon a change of control (as defined therein) of the Company, Mr. Ziomkowski is entitled to 200% of his annual base compensation and annual incentive bonus immediately. Mr. Ziomkowski is subject to standard restrictions regarding usage of the Company’s confidential information, and is subject to unfair competition and non-solicitation provisions. The Company also agrees to indemnify Mr. Ziomkowski for claims brought against him due to his position as an executive of the Company.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2013.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Julpas Kruesopon (1)	$3,000	$-	$-	$-	$-	$-	$3,000

(1)

On December 19, 2012, we entered into a Board Advisory Agreement (the “Agreement”) with Mr. Julpas “Tom” Kruesopon, whereby Mr. Kruesopon consented to serve as a director of the Company. Pursuant to the Agreement, Mr. Kruesopon will receive five hundred thousand (500,000) shares of restricted Company common stock vesting upon the first anniversary date of Mr. Kruesopon’s appointment to the board in connection with his service as a director and a onetime fee of $10,000 for consulting services. Additionally, under the Agreement, Mr. Kruesopon will receive $3,000 for attendance at the Company’s annual meeting of shareholders, and $1,000 for attendance at any director’s meeting in excess of one meeting per year.

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

The Company does not have a separate Compensation Committee. Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 15, 2014, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of April 15, 2014, there were 378,033,149 shares of common stock outstanding.

Name and Address of	Shares Beneficially	Percentage
Beneficial Owner(1)	Owned	Beneficially
		Owned(2)

Directors and Executive Officers

Paul Giles, Chief Executive Officer, President and Director	170,756,615	45%
25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang
PreeSamut Prakan, Bangkok, Thailand 10540

Lisa Ziomkowski-Boten, Secretary and Treasurer	0	0%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur
Muang, Samut Prakan, Bangkok W1 10270

Chris Ziomkowski, Chief Technical Officer	41,303,511(3)	11%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur
Muang,
Samut Prakan, Bangkok W1 10270

Julpas Kruesopon, Director	500,000	0.1%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur
Muang,
Samut Prakan, Bangkok W1 10270

All Officers and Directors	212,560,126	56%

5%Stockholders

Paul Giles	170,756,615	45%
25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang
PreeSamut Prakan, Bangkok, Thailand 10540

Chris Ziomkowski,	41,303,511	11%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur
Muang,
Samut Prakan, Bangkok W1 10270

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Based on 378,033,149 shares of our common stock issued and outstanding as of April 15, 2014.
(3)	Mr. Ziomkowski’s beneficial ownership represents shares of common stock held by a corporation of which his spouse is a director.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

Our transfer agent is Empire Stock Transfer, Inc., and is located at 1859 Whitney Mesa Dr., Henderson, NV 89014. Their telephone number is 702-818-5898.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions

Mr. Chris Ziomkowski, our Chief Technical Officer, is the brother of Ms. Lisa Ziomkowski-Boten, our Secretary and Treasurer. Other than the foregoing, there are no family relationships between any of our former directors or executive officers and new directors or new executive officers. None of the new directors and executive officers were directors or executive officers of the Company prior to the acquisition of the Assets from Old WM, nor did any hold any position with the Company prior to the acquisition of the Assets from Old WM, nor have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Related Party Transactions

None of our current officers or directors has been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a Code of Ethics, we rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended December 31, 2013, we had one independent director on our board – Mr. Julpas Kruesopon. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by GBH CPAs, PC for the fiscal periods shown.

	December 31,	December 31,
	2013	2012
Audit Fees	$22,750	$14,750
Audit Related Fees
Tax Fees
All Other Fees
Total	$22,750	$14,750

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	Financial Statements:

(b)	Exhibits:

Exhibit No.	Description
3.1(a)	Articles of Incorporation (filed as an exhibit to the registration statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
3.1(b)	Certificate of Amendment to Articles of Incorporation (filed as an exhibit to the Current Report on Form 8-K as filed with the SEC on November 8, 2012, and incorporated herein by reference).
3.1(c)	Text of Amendment to Articles of Incorporation (filed as an exhibit to the Current Report Form 8- K, as filed with the SEC on November 15, 2012, and incorporated herein by reference).
3.2	By-laws (filed as an exhibit to the registration statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
10.1	Form of Securities Purchase Agreement (filed as an exhibit to the Current Report on Form 8-K as filed with the SEC on January 11, 2013, and incorporated herein by reference).
10.2

Purchase and Licensing Agreement by and between World Moto Co., Ltd. and Mobile Advertising Ventures Ltd., dated as of December 2, 2013 (filed as an exhibit to the Current Report on Form 8-K  as filed with the SEC on December 5, 2013, and incorporated herein by reference).

10.3*	Lease for Thailand office
10.4*	Employment agreement with Paul Giles
10.5*	Employment agreement with Chris Ziomkowski
21	List of Subsidiaries: World Moto Technologies, Inc.; World Moto Holdings, Inc.; World Moto Co., Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

_________________

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

WORLD MOTO, INC.
(Registrant)

Date: April 15, 2014	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer and
President (Principal Executive
Officer)

Date: April 15, 2014	By:	/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten
Treasurer and Secretary (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Paul Giles	Chief Executive
Paul Giles	Officer, President and Director	April 15, 2014
(Principal Executive Officer)

/s/ Lisa Ziomkowski-Boten	Treasurer and Secretary	April 15, 2014
Lisa Ziomkowski-Boten	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Julpas Kruesopon	Director	April 15, 2014
Julpas Kruesopon

WORLD MOTO, INC.

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

World Moto, Inc.
(a Development Stage Company)
Bangkok, Thailand

We have audited the accompanying consolidated balance sheets of World Moto, Inc. (the “Company”)as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years then ended and for the period March 24, 2008 (inception) to December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and for the period from March 24, 2008 to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2014

World Moto, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$179,132	$75,774
Prepaid expenses and other current assets	17,424	2,052
Total current assets	196,556	77,826

Property and equipment, net of accumulated depreciation	31,273	-
Intangible assets, net of accumulated amortization	191,615	231,214
Other assets	1,704	-

TOTAL ASSETS	$421,148	$309,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,482	$2,156
Unearned revenue	35,000	-
Total current liabilities	$62,482	$2,156

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,033,149 and 374,329,445 shares issued and outstanding	37,802	37,432
Additional paid in capital (deficiency)	1,568,745	569,115
Deficit accumulated during the development stage	(1,249,780)	(299,663)
Accumulated other comprehensive income	1,899	-
Total stockholders' equity	$358,666	$306,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,148	$309,040

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the period
	For the year ended		from March 24,
	December 31,		2008(Inception) to
	2013	2012	December 31, 2013

Revenues	$-	$-	$10,188

Operating expenses:
Research and development	365,910	50,000	415,910
General and administrative	588,914	176,643	847,846
Impairment of long-lived assets	-	919	919
Total operating expenses	954,824	227,562	1,264,675
Loss from operations	(954,824)	(227,562)	(1,254,487)

Other income:
Interest income	749	-	749
Foreign currency exchange gain	3,958	-	3,958
Total other income	4,707	-	4,707

Net loss	(950,117)	(227,562)	(1,249,780)

Other comprehensive loss:
Foreign currency translation gain	1,899	-	1,899

Total comprehensive loss	$(948,218)	$227,562	$(1,247,881)

Net loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	$377,921,835	$797,038,934

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

					Deficit
				Additional	Accumulated	Accumulated
				Paid-in	During	Other	Total
	Common Stock			Capital	Development	Comprehensive	Stockholders'
	Shares	Amount		(Deficiency)	Stage	Income	Equity
							(Deficit)
Balances, March 24, 2008 (inception)		$-	$		$-	-	$-

Shares issued to founders for services	724,000,000	72,400		(72,000)	-	-	400
Common stock issued for cash	146,248,000	14,625		25,775		-	40,400
Net loss	-			-	(14,319)		(14,319)
		-				-
Balances, December 31, 2008	870,248,000	87,025		(46,225)	(14,319)	-	26,481
Net loss	-			-	-		-

Balances, December 31, 2009	870,248,000	87,025		(46,225)	(14,319)	-	26,481
Net loss	-			-	(36,316)		(36,316)
		-				-
Balances, December 31, 2010	870,248,000	87,025		(46,225)	(50,635)	-	(9,835)
Net loss	-			-	(21,466)		(21,466)

Balances, December 31, 2011	870,248,000	87,025		(46,225)	(72,101)	-	(31,301)
Cancellation of shares	(723,579,145)	(72,358)		72,358	-	-	-
Shares issued for asset acquisition	225,174,589	22,517		213,797	-	-	236,314
Shares issued for accounts payable	401,415	40		52,143	-	-	52,183
Shares issued for cash	1,892,308	189		245,811	-	-	246,000
Shares issued for services	192,308	19		24,981	-	-	25,000
Forgiveness of related party debt	-			6,250	-		6,250
		-				-
Net loss	-			-	(227,562)		(227,562)
		-				-
Balances, December 31, 2012	374,329,445	37,432		569,115	(299,663)		306,884

Shares issued for cash	3,703,704	370		999,630	-	-	1,000,000
Foreign currency transactions						1,899	1,899
Net loss	-	-		-	(950,117)		(950,117)

Balances, December 31, 2013	378,033,149	$37,802		$1,568,745	$(1,249,780)	$1,899	$358,666

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period
	For the year ended		from March 24,
	December 31,		2008(Inception) to
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(950,117)	$(227,562)	$(1,249,780)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41,829	6,535	50,912
Stock-based compensation	-	25,000	25,000
Impairment of long-lived assets	-	919	919
Changes in operating assets and liabilities:			-
Prepaid expenses and other current assets	17,924	(2,052)	15,872
Accounts payable and accrued expenses	25,326	1,963	27,482
Net cash used in operating activities	(865,038)	(195,197)	(1,129,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(33,503)	-	(38,405)
Net cash used in investing activities	(33,503)	-	(38,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	1,000,000	246,000	1,286,800
Advances from related parties	-	24,927	58,433
Net cash provided by financing activities	1,000,000	270,927	1,345,233
EFFECT OF FOREIGN CURRENCY
TRANSLATIONS	1,899	-	1,899
Net increase (decrease) in cash and cash equivalents	103,358	75,730	179,132
Cash and cash equivalents at beginning of period	75,774	44	-

Cash and cash equivalents at end of period	$179,132	$75,774	$179,132
SUPPLEMENTAL CASH FLOWS
INFORMATION:
Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$-	$6,250	$6,250
Shares issued for asset acquisition	-	236,314	236,314
Shares issued for accounts payable	-	52,183	52,183
Cancellation of common stock	-	72,358	72,358

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2013 and 2012

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

On January 30, 2013 World Moto, Inc. established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established, but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd, a wholly owned subsidiary of the Company, was organized under the laws of the Kingdom of Thailand and the name of this company was later changed to World Moto Co., Ltd. World Moto Co., Ltd. is owned in its entirety by World Moto, Inc. and it is an operating entity of the Company in Thailand for the purposes of research and development in the Southeast Asia region.

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

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectibility is reasonably assured.

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

Subsequent Events

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $1,249,780 as of December 31, 2013, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table summarizes the allocation of purchase price on the World Moto Assets:

World Moto Assets acquired:

Software	$166,314
Website	20,000
Patents	30,000
Trade name	20,000

Total consideration paid	$236,314

NOTE 4 – LONG-LIVED ASSETS

The following table summarizes the long-lived assets the Company had at December 31, 2013 and 2012:

	Useful	Year Ended December 31,
	Lives	2013	2012

Software	3-10 years	$166,314	$166,314
Website	10 years	20,000	20,000
Patents	20 years	30,000	30,000
Trade name	N/A	20,000	20,000
Subtotal		236,314	236,314
Less: accumulated amortization		(44,698)	(5,100)
Intangible assets, net		$191,616	$231,214
Machinery and equipment	3-5 years	$33,503	$-
Less: accumulated depreciation		(2,230)	-
Property and equipment, net		$31,273	$-

The Company determined that the software developed by Net Ten Profits Inc. for military yearbooks was no longer an asset and the balance of $919 was written off during the year ended December 31, 2012.

NOTE 5 – INCOME TAXES

No provision for federal income taxes has been recognized for the years ended December 31, 2013 and 2012, as the Company incurred a net operating loss for income tax.

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these losses carryforwards, which expire beginning the year 2028, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. During the period from March 24, 2008 (inception) to December 31, 2013, the Company had operating losses of $1,249,780. The statutory tax rate for fiscal years 2013 and 2012 is 35%.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2013 and 2012 are presented below:

	Year Ended December 31,
	2013	2012
Net operating losses carryforwards	$443,865	$104,882
Less: valuation allowance	(443,865)	(104,882)
Deferred tax assets, net	$-	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company occupies 665 square feet of office space at 131 Thailand Science Park INC -1 # 214, Pathumthani, Thailand. This office includes its executive offices and engineering facilities. The annual rent for this location is approximately $7,500. During the second quarter of 2014, the Company will move into a larger facility in the science park. Rent for the new offices will be approximately $21,000 per year.

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

The Company also has shared office space in Lagos, Nigeria, located at 19, Sinari Daranijo Street, Victoria Island, Lagos. The Company opens its Lagos office as a part of its plan to introduce the Moto-Meter into Lagos and cities across Africa. The annual rent for this location is currently being gifted to the Company. It is expected that the Company will pay fair market value for office space in Nigeria in the future.

NOTE 7 – UNEARNED REVENUE

On December 2, 2013, WM Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with Mobile Advertising Ventures Ltd. (“MAV”). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial “Wheelies” from WM Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. WM Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. The Company received $35,000 from MAV before December 31, 2013 and recorded unearned revenue at the yearend.

NOTE 8 – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001. As of December 31, 2013 and 2012, there were no preferred shares issued and outstanding. The Company’s Board of Directors is authorized by the articles of incorporation to divide the authorized shares of preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company’s Board of Directors is also authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

Common Stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001. As of December 31, 2013 and 2012, there were 378,033,149 and 374,329,445 shares of common stock issued and outstanding, respectively. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no pre-emptive, subscription or conversion rights. There is no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There are no cumulative voting rights. Each shareholder is entitled to receive the dividends as may be declared by our directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Company’s directors are not obligated to declare a dividend. Since inception the Company has not paid or declared any dividends on common stock.

In 2008, the Company issued 724,000,000 shares of common stock at par to the founders for their services and sold 146,248,000 shares for cash proceeds of $40,400.

In November 2012, simultaneously with the closing of the Company’s acquisition of the World Moto Assets:

-	Mr. Marlon Liam, the Company’s former sole director and officer, agreed to contribute 723,579,160 shares that he owned to the Company’s capital by canceling the shares;

-	The Company effected a 1-for-181 forward stock split. All share and per share amounts have been restated retroactively for the impact of the stock split;

-

1,240,871 shares of common stock were issued to acquire the World Moto Assets. The World Moto Assets acquired by the Company were recorded by the Company at fair value of $161,314 of the shares issued. As the result of 1-for-181 forward stock split, seller of World Moto Assets received 224,597,666 shares of the Company’s common stock; 576,923 shares of common stock were issued to pay for a seller specified outstanding debt in the amount of $75,000;

-	401,415 shares of common stock were issued to Mr. Marlon Liam to pay off $52,183 related party payable;

-	The Company raised $246,000 by selling an aggregate of 1,892,308 shares of common stock to one investor on a private placement offering;

-	192,308 shares of common stock were issued to a consultant for his services and discharged a payable of $25,000.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 4, 2014, the Company entered into a financing arrangement with certain investors pursuant to which it issued debentures and received its first tranche of $500,000. The Company shall receive an additional $500,000 within three business days after a registration statement filed by the Company has been declared effective by the Securities and Exchange Commission. The debentures carry an 8% OID (Original Issue Discount) and have a maturity date of 12 months with 12% interest paid at maturity or upon conversion of the amounts owed under the debentures.