Form 10-Q
period 2014-03-31
World Moto, Inc.
filed 2014-05-20
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes                                [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2014
Common stock, $.0001 par value	378,033,149

World Moto, Inc.

Form 10-Q

For the Three Months Ended March 31, 2014

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April 15, 2014

     As used in this Form 10-Q, “we,” “us,” and “our” refer to World Moto, Inc., which is also sometimes referred to as the “Company.”

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$31,397	$179,132
Prepaid expenses and other current assets	34,309	17,424
Total current assets	65,706	196,556

Property and equipment, net of accumulated depreciation	28,285	31,273
Intangible assets, net of accumulated amortization	181,851	191,615
Other assets	11,188	1,704

TOTAL ASSETS	$287,030	$421,148

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$141,201	$27,482
Unearned revenues	34,709	35,000
Total current liabilities	175,910	62,482

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,033,149 shares issued and outstanding	37,802	37,802
Additional paid in capital	1,568,745	1,568,745
Other comprehensive income (loss)	(612)	1,899
Deficit accumulated during the development stage	(1,494,815)	(1,249,780)
Total stockholders' equity	111,120	358,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,030	$421,148

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)

			For the Period
	For the three months ended		from March 24,
	March 31,		2008 (Inception) to
	2014	2013	March 31, 2014

Revenues	$24,980	$-	$35,168

Operating expenses:
Research and development	121,106	68,596	537,016
General and administrative	148,775	135,007	996,621
Impairment of long-lived assets	-	-	919
Total operating expenses	269,881	203,603	1,534,556

Loss from operations	(244,901)	(203,603)	(1,499,388)

Other income and expense
Interest expense	(396)	-	(396)
Interest income	6	-	755
Foreign currency transaction loss (gain)	256	-	4,214
Total other income	(134)	-	4,573

Net loss	(245,035)	(203,603)	(1,494,815)

Other comprehensive income (loss):
Foreign currency translation loss	(2,511)	(302)	(612)
Comprehensive loss	$(247,546)	$(203,905)	$(1,495,427)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	378,033,149	378,033,149

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the period
	For the three months ended,		from March 24,
	March 31,		2008 (Inception) to
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(245,035)	$(203,603)	$(1,494,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,625	9,764	64,537
Stock-based compensation	-	-	25,000
Impairment of long-lived assets	-	-	919
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,660)	(57,158)	(10,788)
Accounts payable and accrued expenses	113,719	25,020	141,201
Net cash used in operating activities	(144,351)	(225,977)	(1,273,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(873)	-	(39,278)
Net cash used in investing activities	(873)	-	(39,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	-	1,000,000	1,286,800
Advances due from related parties	-	-	58,433
Net cash provided by financing activities	-	1,000,000	1,345,233

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(2,511)	(302)	(612)

Net increase (decrease) in cash and cash equivalents	(147,735)	773,721	31,397
Cash and cash equivalents at beginning of period	179,132	75,774	-

Cash and cash equivalents at end of period	$31,397	$849,495	$31,397

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$-	$-	$6,250
Shares issued for asset acquisition	-	-	236,314
Shares issued for accounts payable	-	-	52,183
Cancellation of common stock	-	-	72,358

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the period ended March 31, 2014 and 2013

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto comtained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended March 31, 2014, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2014. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Development Stage Activities

The Company is presently in the development stage, with minimal revenues. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those arising from the development stage activities and represent the ”cumulative from inception” amounts from its development stage activities.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $1,494,815 as of March 31, 2014, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – UNEARNED REVENUES

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

NOTE 4 – SUBSEQUENT EVENTS

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

We plan to establish ourselves as a company that designs, manufactures, markets and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities.  As an element of mobile commerce, we are introducing “Yes,” a concierge service where persons can order products and have the products delivered to their address by motor scooter.  We are also focused on the development of our advertising product, Wheelies. Wheelies displays static and streaming media on the wheels of motorcycles and automobiles, providing a new mobile medium for advertising, broadcasting, self-expression and publishing.

We plan to implement our manufacturing and marketing first in Thailand, and then expand into markets where the motor scooter and/or motorcycle are commonly used as a taxi. These countries include Brazil, Nigeria, India, the Philippines and Indonesia in the first instance, and then other similar country profiles within countries with developing economies.

As of March 31, 2014, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars.

Results of Operations

Comparison of three month periods ended March 31, 2014 and 2013

Revenue

We generated revenues of $24,980 for the three months ended March 31, 2014 as compared to no revenues for the three months ended March 31, 2013. We have generated a total of $35,168 of revenues since inception. The revenues for the three months ended March 31, 2014 were attributable to our initial franchise fee agreement, for our YES concierge service, with Mobile Advertising Ventures, Ltd.

Net Loss

For the three-month period ended March 31, 2014, we incurred a net loss of $ 245,035 compared to a net loss of $203,603, for the three-month period ended March 31, 2013.

Expenses

General and administration expenses for the three-month period ended March 31, 2014, amounted to $ 148,775 compared to $135,007 during the three-month period ended March 31, 2013. R&D expenses for the three month period ended March 31, 2014 amounted to $121,106 compared to $68,596 during the three month period ended March 31, 2013. The increase in expenses is due to growth of the Company in Thailand, continued R&D associated with our products and ongoing legal expenses for items such as patent acquisition in various countries.

Liquidity and Capital Resources

As of March 31, 2014, we have $65,706 in current assets and $175,910 in current liabilities. Our total assets were $287,030 and our total liabilities were $175,910. We had $31,397 in cash and our working capital deficit was $110,204.

Cash Flows:

	For the three months ended
	March 31,
	2014	2013
Cash Flows from Operating Activities	$(144,351)	$(225,977)
Cash Flows from Investing Activities	(873)	-
Cash Flows from Financing Activities	-	1,000,000
Effects of Currency Translations	(2,511)	(302)
Net increase/(decrease) in cash	$(147,735)	$773,721

Subsequent to our quarter ended March 31, 2014, on April 4, 2014, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued convertible debentures in the aggregate principal amount of $543,378 for a purchase price of $500,000 (8% original issue discount). Upon the effectiveness of a registration statement, we will file in connection with such financing, such investors will purchase additional debentures in the aggregate principal amount of $543,378 for a purchase price of $500,000 (8% original issue discount), for a total aggregate principal amount of $1,086,756 for the aggregate purchase price of $1,000,000 (8% original issue discount). The debentures have a maturity date of 12 months with 12% interest paid at maturity or upon conversion of the amounts owed under the debentures. Subsequent to our quarter ended March 31, 2014, on May 6, 2014, in connection with the securities purchase agreement, the Company filed with the Securities Exchange Commission a Form S-1 for the registration of its common stock, $.0001 par value. The number of shares to be registered is 27,173,913.

Given our cash position of $31,397 as of March 31, 2014, and assuming we receive all of the anticipated proceeds from the debenture financing, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through September 30, 2014.

We are a development stage company and have incurred an accumulated loss of $1,494,815 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2013 and 2012, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses. In order to execute on our long term business strategy, we will require $1,500,000 in additional working capital over the next 18 months, commensurate with the operational needs of our planned marketing, development and distribution efforts. Our management believes that we should be able to generate revenue and raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our long-term obligations. However, our ability to raise capital may be limited due to the grant of a security interest on all of the assets of the Company to secure the obligations under the convertible debentures issued on April 4, 2014.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on April 15, 2014. As of and for the three months ended March 31, 2014, there have been no material changes or updates to our critical accounting policies.

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

As of the quarterly period ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.
3.1(a)	Articles of Incorporation (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
3.1(b)	Certificate of Amendment to Articles of Incorporation of Net Profits Inc., a Nevada corporation, reflecting the increase in the authorized shares of common stock to 500,000,000 shares (filed as an exhibit to our Current Report Form 8-K as filed with the SEC on November 8, 2012, and incorporated herein by reference).
3.1(c)	Text of Amendment to Articles of Incorporation re Name Change (filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 15, 2012, and incorporated herein by reference).
3.2	By-laws (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated April 4, 2014, between the Company and certain investors (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.2	Form of Debenture (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.3	Form of Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.4	Form of Security Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.5	Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Paul Giles (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2014).
10.6	Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Chris Ziomkowski (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2014).
10.7	Fleet Franchise Agreement, dated March 10, 2014 between World Moto, Inc. and Mobile Advertising Ventures, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2014).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MOTO, INC.

Dated: May 20, 2014	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)