Form 10-K/A
period 2012-12-31
World Moto, Inc.
filed 2014-06-03
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-54694

WORLD MOTO, INC.
(Exact name of registrant as specified in its charter)

NEVADA	77-0716386
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)

1777 Moo 5 Soi Sukhumvit 107
Sukhumvit Road, North Sumrong
Amphur Muang, Samut Prakan
Bangkok, Thailand	N/A
(Address of principal executive offices)	(Zip Code)

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
Yes [   ]      No [X]

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 29, 2012: Not available as there was no public market on such date.

As of March 31, 2013 the registrant’s outstanding stock consisted of 378,033,149 common shares.

EXPLANATORY NOTE

This Amendment No. 1 to World Moto Inc.’s (the “Company”) Annual Report on Form 10-K/A (this "Amendment") is being filed solely for the purpose of correcting an inadvertent error by amending and restating Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company's Annual Report on Form 10-K filed on April 11, 2013, 2013 (the "Original Annual Report").

Except as described above, no other changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Currently dated certifications from the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer have been included as exhibits to this Amendment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The following table sets forth information regarding beneficial ownership of our common stock as of the date hereof (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock.

	Shares	Percentage
Name and Address of	Beneficially	Beneficially
Beneficial Owner(1)	Owned	Owned(2)

Directors and Executive Officers

Paul Giles, Chief Executive Officer, President and Director 25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang PreeSamut Prakan, Bangkok, Thailand 10540	170,756,615	45%

Lisa Ziomkowski-Boten, Secretary and Treasurer 1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur Muang, Samut Prakan, Bangkok W1 10270	7,487	0.002%

Chris Ziomkowski, Chief Technical Officer 1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur Muang, Samut Prakan, Bangkok W1 10270	41,303,511(3)	11%

Julpas Kruesopon, Director 1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur Muang, Samut Prakan, Bangkok W1 10270	0(4)	0%

All Officers and Directors	212,067,613	56%

5% Stockholders

Paul Giles 25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang PreeSamut Prakan, Bangkok, Thailand 10540	170,756,615	45%

Lucky Twins Ventures Co., Ltd.(5) 209/123 Muang Ake Phase 5, T. Lkhak A. Muang Pathumthani, 12000 Thailand	41,303,511	11%

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

(2)	Based on 378,033,149 shares of our common stock issued and outstanding as of March 31, 2014.

(3)

Mr. Ziomkowski’s beneficial ownership represents shares of common stock held by a Lucky Twins Ventures Co. Ltd. (“Lucky Ltd.”). Mr. Ziomkowski’s spouse, Ms. Nutchanoot Ziomkowski, is a director of Lucky Ltd.

(4)	Does not include 500,000 shares of restricted stock that are to be issued and will vest on December 19, 2014, to Mr. Kruesopon.

(5)

The business address of Lucky Ltd. is 209/123 Muang Ake Phase 5, T. Lkhak A. Muang, Pathumthani, 12000, Thailand. The principal business of Lucky Ltd. is that of a private investment firm. Mrs. Nutchanoot Ziomkowski has power to vote or to direct the vote and power to dispose or to direct the disposition of all securities owned directly by Lucky Ltd.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1(a)	Articles of Incorporation (filed as an exhibit to the registration statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
3.1(b)	Certificate of Amendment to Articles of Incorporation (filed as an exhibit to the Current Report on Form 8-K as filed with the SEC on November 8, 2012, and incorporated herein by reference).
3.1(c)	Text of Amendment to Articles of Incorporation (filed as an exhibit to the Current Report Form 8- K, as filed with the SEC on November 15, 2012, and incorporated herein by reference).
3.2	By-laws (filed as an exhibit to the registration statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
10.1	Form of Securities Purchase Agreement (filed as an exhibit to the Current Report on Form 8-K as filed with the SEC on January 11, 2013, and incorporated herein by reference).
10.2

Purchase and Licensing Agreement by and between World Moto Co., Ltd. and Mobile Advertising Ventures Ltd., dated as of December 2, 2013 (filed as an exhibit to the Current Report on Form 8-K  as filed with the SEC on December 5, 2013, and incorporated herein by reference).

10.3	Lease for Thailand office (filed as an exhibit to the Annual Report on Form 10-K as filed with the SEC on April 15, 2014, and incorporated herein by reference).
10.4	Employment agreement with Paul Giles (filed as an exhibit to the Annual Report on Form 10-K as filed with the SEC on April 15, 2014, and incorporated herein by reference).
10.5	Employment agreement with Chris Ziomkowski (filed as an exhibit to the Annual Report on Form 10-K as filed with the SEC on April 15, 2014, and incorporated herein by reference).
21	List of Subsidiaries: World Moto Technologies, Inc.; World Moto Holdings, Inc.; World Moto Co., Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

_________________

* Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment No.1 to the Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

World Moto, Inc.

Date: June 3, 2014	By:	/s/ Paul Giles

Paul Giles,
Chief Executive Officer and President (Principal Executive
Officer)

Date: June 3, 2014	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten,
Treasurer and Secretary (Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Giles
Paul Giles	Director, Chief Executive Officer and President	June 3, 2014
(Principal Executive Officer)

/s/ Julpas “Tom” Kruesopon
Julpas “Tom” Kruesopon	Director	June 3, 2014

/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten	Treasurer and Secretary (Principal Financial	June 3, 2014
Officer and Principal Accounting Officer)