Form 10-Q
period 2014-06-30
World Moto, Inc.
filed 2014-08-19
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________to __________

Commission file number: 000-54694

WORLD MOTO, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0716386
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

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
[ X ] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ X ] Smaller Reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes  [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2014
Common stock, $.0001 par value	378,033,149

World Moto, Inc.

Form 10-Q

For the Three Months Ended June 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

World Moto, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$54,576	$179,132
Prepaid expenses and other current assets	23,951	17,424
Inventory	23,123	-
Total current assets	101,650	196,556
Property and equipment, net	27,899	31,273
Intangible assets, net	171,978	191,615
Deferred financing cost, net of amortization	65,281	-
Other assets	11,136	1,704

TOTAL ASSETS	$377,944	$421,148

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$112,131	$27,482
Unearned revenues	59,528	35,000
Convertible note payable, net of discount of 464,892 and 0, respectively	78,587	-
Derivative liability	499,767	-
Stock payable	46,584	-
Total current liabilities	796,597	62,482

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,033,149 and 378,033,149 shares issued and outstanding respectively	37,802	37,802
Additional paid-in capital	1,568,745	1,568,745
Accumulated other comprehensive income (loss)	(1,742)	1,899
Accumulated deficit	(2,023,458)	(1,249,780)
Total stockholders' equity (deficit)	(418,653)	358,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$377,944	$421,148

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating expenses:
Research & development	126,590	-	247,696	-
General and administrative	243,596	196,543	392,371	404,421
Total operating expense	370,186	196,543	640,067	404,421
Loss from operations	370,186	196,543	640,067	404,421

Other Income and expense:
Interest expense	86,341	-	86,737	-
Interest income	-	(273)	(6)	(4,546)
Foreign currency transaction loss	74	-	(182)	-
Change in fair value of derivative liability	47,062	-	47,062	-
Total other income	133,477	273	133,611	4,546

Net loss	$(503,663)	$(196,270)	$(773,678)	$(399,875)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(769)	2,635	(1,742)	2,635
Comprehensive loss	$(504,432)	$(193,635)	$(775,420)	$(397,240)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	378,033,149	378,033,149	378,033,149	377,809,299

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended,
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(773,678)	$(399,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,498	19,724
Amortization of debt discount and deferred financing cost	70,095	-
Change in fair value of derivative liability	47,062	-
Changes in operating assets and liabilities:
Inventory	(23,123)
Prepaid expenses and other current assets	(15,959)	(19,897)
Unearned revenues	24,528	-
Accounts payable and accrued expenses	84,649	11,420
Net cash used in operating activities	(562,928)	(388,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(487)	(3,322)
Refundable deposit paid	-	(1,759)

Net cash used in investing activities	(487)	(5,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable	442,500	-
Proceeds from shares issued for cash	-	1,000,000
Net cash provided by financing activities	442,500	1,000,000

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(3,641)	2635

Net increase (decrease)	(124,556)	608,926
Cash at beginning of period	179,132	75774

Cash at end of period	$54,576	$684,700

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-

Interest	$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt discount	$452,702	-

The accompanying notes are an integral part of these financial statements.

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended June 30, 2014, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2014. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Foreign Currency Translation

The functional currency of our subsidiary is the Thai Baht. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the subsidiary are translated into the Company’s reporting currency, United States Dollars (“USD”). Asset and liability accounts are translated using the closing exchange rate in effect at the balance sheet date, equity account and dividend are translated using historical exchange rates and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity (deficit).

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

Fair Value Measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2014.

	Level 1	Level 2	Level 3	Level 4
Liabilities
Derivative liability	$-	$-	$499,767	$499,767

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

Franchise Fee Revenue

Revenues from licensees include a royalty based on a percent of sales, and may include initial fees. Continuing royalties are recognized in the period earned. Initial fees are recognized upon granting of a new franchise term, which is when the Company has performed substantially all initial services required by the franchise arrangement. Additionally, the first twelve months of operations are royalty free for the franchisee.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $2,023,458 as of June 30, 2014, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 10, 2014, the Company entered into a Fleet Franchise Agreement (“the Franchise Agreement”) with Mobile Advertising Ventures, Ltd. (“MAV”).  MAV paid the Company $24,980 for the right to utilize the Yes software and all other trademarks of the Company, including but not limited to “Yes”, “World Moto” and “Wheelies” (collectively, the “Marks”) in the Federal Territory of Kuala Lumpur, Malaysia. Initial training has been completed for the Franchisee; however, the Franchisee has not begun operations. This revenue will be reclassified as earned when MAV completes its first sale using the Yes software.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On April 4, 2014, the Company entered into the Initial Debentures with the Investors in the aggregate principal amount of $543,479 for a purchase price of $500,000 (8% original issue discount). The holder is guaranteed interest at the rate of 12% and the notes have a maturity date of April 4, 2015. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of: (i) $0.10 per share or (ii) 70% of the lowest traded price per share of the common stock during the twenty five (25) trading days prior to the date of conversion.

For the six months ended June 30, 2014, the Company recorded a debt discount of $452,702, as result of the embedded conversion feature being a financial derivative, for proceeds received. The company also recorded a debt discount of $63,482, $43,479 as result of the 8% original issue discount and $20,000 in fees related to fees paid to the investors.

The discounts on the Debentures are amortized by the Company through interest expense over the life of the notes. During the six months ended June 30, 2014, the Company recorded $51,292 amortization of the debt discount on the notes.

As summary of value changes to the notes for the period ended from April 4, 2014 to June 30, 2014 is as follows:

Carrying Value at April 4, 2014	$543,479
Less: repayment of principle	-
Less: discount related to fair value of the embedded conversion feature	(452,702)
Less: discount related to 8% original issue discount and financing cost	(63,482)
Add: Amortization of discount	51,292
Carrying value at June 30, 2014	$78,587

In connection with the sale of the Debentures, the Company issued 520,000 shares of common stock valued at $46,584 and cash in the amount of $37,500 to its placement agent. The fees have been recorded to deferred financing cost. The deferred financing cost are amortized by the Company through interest expense over the life of the notes. During the six months ended June 30, 2014, the Company recorded $18,803 amortization of the deferred financing cost.

NOTE 5 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion price under its convertible notes causes the embedded conversation feature to by a financial derivative. The Company may not have enough authorized common stock to settle its obligation if the note holder elects to convert the note into common shares when the trading price is lower than a certain threshold.

The derivative instruments were valued at April 4, 2014 and at June 30, 2014. The following assumptions were used for the valuation of the derivative liability related to the Notes as of April 4, 2014 and June 30, 2014:

  The underlying stock price was used as the fair value of the common stock;

  The initial notes cash amount total $500,000 plus an 8% OID plus a guaranteed 12% interest is converted at 70% of the lowest trading price during 25 days preceding conversion.

  The projected volatility for each valuation period was based on the volatility of the Company based on a 6 month average of annualized rates: April 4, 2014: 219% and June 30, 2014: 104%

  The note conversions effectively convert at discounts rates of 33.56% and 24.75% as of 4/41/14 and 6/30/14.

  An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%; the Maturity date is 12 months from the valuation date;

  Capital raising events would occur annually with full resets for the Notes;

  The Holder would redeem based on availability of alternative financing, 0% of the time increasing 1.0% monthly to a maximum of 10%;

  The Holder would automatically convert the note starting after 180 days and at maturity if the registration was effective and the company was not in default.

The fair values of the derivative liabilities related to the Convertible notes are summarized as:

Fair value at April 4, 2014	$452,702
Change in Notes due to issuances	47,062
Fair value at June 30, 2014	499,767

9

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

We are a company that designs, manufactures, markets and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities.

The Moto-Meter is in the verification build stage and has been initially introduced to motorcycle taxi-operators in Thailand, and we anticipate expanding to Indonesia, Vietnam by the end of the third quarter of 2014 and in Brazil within the next 12 months. We will be outsourcing mass production for the Moto-Meter to a third party manufacturer in the coming weeks.

As an element of mobile commerce, we have introduced “Yes,” a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service has been going through testing and is now being launched with our first customer, Mobile Advertising Ventures, Ltd. in Kuala Lumpur, Malaysia. We expect Yes to go live in in the third quarter of 2014 in Kuala Lumpur, Malaysia. We also intend to launch Yes™ over the next 12 months in Thailand and Cambodia.

We have procured our first customer for Wheelies in Thailand. We are focused on the development of Wheelies as a unique advertising product, which displays static and streaming media on the wheels of motorcycles and automobiles, providing a new mobile medium for advertising, broadcasting, self-expression and publishing. We have successfully completed a pre-production version of Wheelies and have successfully completed testing. We anticipate the limited production and optimization stage for Wheelies to last approximately 6 months, after which full commercial production will commence by the fourth quarter of 2014 in Thailand.

As of June 30, 2014, WM Co. Thailand had 12 employees.

Results of Operations

Comparison of three-month periods ended June 30, 2014 and 2013 and the six-month periods ended June 30,2014 and 2013

Revenue

We have generated no revenues for the three months and six months ended June 30, 2014, and for the three months and six months ended June 30, 2013.

Net Loss

For the three-month period ended June 30, 2014, we incurred a net loss of $503,663 compared to a net loss of $196,270 for the three-month period ended June 30, 2013. For the six-month period ended June 30, 2014, we incurred a net loss of $773,678 compared to a net loss of $399,875 for the six-month period ended June 30, 2013.

Expenses

General and administration expenses for the three-month period ended June 30, 2014, amounted to $243,596 compared to $196,543 during the three-month period ended June 30, 2013. General and administration expenses for the six-month period ended June 30, 2014, amounted to $392,371 compared to $404,421 during the six-month period ended June 30, 2013.

R&D expenses for the three-month period ended June 30, 2014 amounted to $126,590 compared to $0 during the three-month period ended June 30, 2013. R&D expenses for the six-month period ended June 30, 2014 amounted to $247,696 compared to $0 during the six-month period ended June 30, 2013.

The increase in expenses is due to growth of the Company in Thailand, continued R&D associated with our products and ongoing legal expenses for items such as patent acquisition in various countries.

Liquidity and Capital Resources

As of June 30, 2014, we have $101,650 in current assets and $796,597 in current liabilities. Our total assets were $377,944 and our total liabilities were $796,597. We had $54,576 in cash and our working capital deficit was $694,947.

Cash Flows:

	For the six months ended
	June 30,
	2014	2013
Cash Flows from Operating Activities	$(562,928)	$(388,628)
Cash Flows from Investing Activities	(487)	(5,081)
Cash Flows from Financing Activities	442,500	1,000,000
Effects of Currency Translations	(3,641)	2,635
Net increase(decrease) in cash	$(124,556)	$608,926

On April 4, 2014, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued convertible debentures in the aggregate principal amount of $543,378 for a purchase price of $500,000 (8% original issue discount). Upon the effectiveness of a registration statement that was filed with the Securities and Exchange Commission on May 6, 2014 in connection with such financing (the “Registration Statement”), such investors will purchase additional debentures in the aggregate principal amount of $543,378 for a purchase price of $500,000 (8% original issue discount), for a total aggregate principal amount of $1,086,756 for the aggregate purchase price of $1,000,000 (8% original issue discount). The debentures have a maturity date of 12 months with 12% interest paid at maturity or upon conversion of the amounts owed under the debentures. The number of shares to be registered under the Registration Statement is 27,173,913 shares.

We have incurred an accumulated loss of $2,023,458 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2013 and 2012, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses. While obtaining $556,000 will allow us to execute on our business strategy over the next 12 months, commensurate with the goals for our planned marketing, development and distribution efforts, we are actually targeting an additional $1,000,000 over the next 12 months in additional working capital in order to increase our growth plans on an expedited basis. Our management believes that we should be able to raise at least $556,000 through the debenture financing, however, our ability to raise additional capital may be limited due to the grant of a security interest on all of the assets of the Company to secure the obligations under the convertible debentures issued on April 4, 2014.

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

We believe the following is among the most critical accounting policies that impact or consolidated financial statement. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Translation

The functional currency of our subsidiary is the Thai Baht. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the subsidiary are translated into the Company’s reporting currency, United States Dollars (“USD”). Asset and liability accounts are translated using the closing exchange rate in effect at the balance sheet date, equity account and dividend are translated using historical exchange rates and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity (deficit).

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

During the three months ended June 30, 2014, we revised our revenue recognition policy for the franchise fee revenue as follows:

Franchise Fee Revenue

Revenues from licensees include a royalty based on a percent of sales, and may include initial fees. Continuing royalties are recognized in the period earned. Initial fees are recognized upon granting of a new franchise term, which is when the Company has performed substantially all initial services required by the franchise arrangement. Additionally, the first twelve months of operations are royalty free for the franchisee.

During the fiscal year December 31, 2014, management has decided not to recognize franchise fee revenues until the franchisee commences operations. The Company originally recorded $24,980 as revenue for payments collected from a franchisee, however the franchisee has not yet commences operations. Accordingly, the company removed the $24,980 from revenues and increased unearned revenues.

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

As of the quarterly period ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.1(b)	SEC on November 8, 2012, and incorporated herein by reference).
3.1(c)	Text of Amendment to Articles of Incorporation re Name Change (filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 15, 2012, and incorporated herein by reference).
3.2	By-laws (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated April 4, 2014, between the Company and certain investors (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.2	Form of Debenture (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.3	Form of Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.4	Form of Security Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.5	Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Paul Giles (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2014).
10.6	Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Chris Ziomkowski (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2014).
10.7

Letter of Intent, dated June 11, 2014, by and among the Company, Mobile Advertising Ventures, Ltd., and Forever Network (incorporated by reference to our Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on June 17, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MOTO, INC.

Dated: August 19, 2014	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)