Form 10-K/A
period 2013-12-31
World Moto, Inc.
filed 2014-10-29
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 15, 2014
Common Stock, $0.0001 par value per share	378,033,149 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

WORLD MOTO, INC.

EXPLANATORY NOTE

This Amendment No. 1 to World Moto Inc.’s (the “Company”) Annual Report on Form 10-K/A (this "Amendment") is being filed in response to comments from the staff of the Securities and Exchange Commission (the “SEC”) to the Company's Annual Report on Form 10-K filed on April 15, 2014 (the "Original Annual Report"). The consolidated financial statements have been restated to correct for certain errors related to the Company’s recognition of intangible assets and share-based compensation.

Except for the changes made in connection with the SEC’s comments, no other changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date of the Original Annual Report, and we have not updated any other disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Currently dated certifications from the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer have been included as exhibits to this Amendment.

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

Organizational Chart

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

Business

We seek to address the need for fare metering and m-commerce for motor scooters and motorcycle taxis. The use of these taxis is increasingly common in the developing world. Our planned products, however, will have increased functionalities over a standard fare meter commonly used in an enclosed taxicab. We have designed and developed and are beginning to manufacture and market the Moto-Meter, which has the basic functions of a taximeter in an enclosed taxicab, but with additional characteristics that, over time, will permit mobile commerce, GPS tracking, advertising and other capabilities. As an element of mobile commerce, we are introducing “Yes,” a concierge service where persons can order products and have the products delivered to their address by motor scooter. We are also focused on the development of our advertising product, Wheelies, which displays static and streaming media on the wheels of motorcycles and automobiles.

The Moto-Meter is currently in the verification build stage and we anticipate rolling out the Moto-Meter to certain motorcycle-taxi operators in Indonesia, Vietnam and Thailand by the end of the fourth quarter of 2014 and in Brazil during the next 12 months. The Yes service has been going through testing and is now being launched with our first customer, Mobile Advertising Ventures, Ltd. in Kuala Lumpur, Malaysia. We expect Yes to go live in in the third quarter of 2014 in Kuala Lumpur, Malaysia.We also intend to launch Yes™ over the next 12 months in Thailand and Cambodia. We have also successfully completed a pre-production version of Wheelies and have successfully completed testing. We anticipate the limited production and optimization stage for Wheelies to last approximately 6 months, after which full commercial production will commence by the fourth quarter of 2014 in Thailand.

In many parts of the world, the taxicab as it is known in developed economies, is being superseded by motor scooters and motorcycle taxis. The growth in the use of the motor scooter and motorcycle taxi is particularly prevalent in the heavily populated, faster growing Asian, African, and South American cities. While meters are ubiquitous in taxicabs, we believe there are no similar devices for motor scooters and motorcycle taxis. Thus, moto-taxi fares are un-standardized and must be calculated by hand or agreed upon or “haggled” before, during or after a trip, often leading to failed negotiations and clashes between drivers and passengers. In response to this problem, the Moto-Meter was developed. We believe this device will do for the moto-taxis what the taximeter did for taxicabs more than 100 years ago. We currently have plans for two Moto-Meter models, one with an LED screen and the other an LCD monitor.

We plan to enter the moto-meter market initially in Thailand, Indonesia and Vietnam in the fourth quarter of 2014, and then branch out to additional countries that have a high use of moto-taxis such as Brazil and other developing economies throughout the world. Moto-taxis are most common in economically developing and emerging growth countries. There also is increasing use of the moto-taxi in the developed world, such as in Paris and London, because of their convenience and speed. We plan on developing a distribution network of the meter products through franchised dealers, resellers and brick and mortar storefronts in our selected markets. We have decided to utilize these types of vendors because aspects of the Moto-Meter include add on products, and these vendors will be able to help with installation and provide explanations for use.

In late 2012, we collaborated with the Bangkok Governor's Office to carry out trials of the Moto-Meter product, which were conducted to test both the hardware and software of the meter and to determine how quickly it could be deployed throughout the city. We have not entered into any formal agreement with the Bangkok Governor’s Office.

The trials were carried out along a prominent thoroughfare in the heart of the city and received praise from both drivers and passengers. Based on the trials, we believe that there will be strong demand once the Moto-Meter enters full production. According to the Thai Ministry of Transportation, it is estimated that there are over 200,000 motorcycle taxis in Bangkok and an estimated 700,000 motorcycle taxis across the country. Once the Moto-Meter is in widespread use, we plan to use Bangkok as a flagship city as sales and marketing efforts are ramped up to enter other cities and areas across Thailand in conjunction with other major markets around the world.

We have entered into discussions with the office of the mayor of Montes Clare, Brazil, to mandate the use of Moto-Meters on all moto taxis within the city of Montes Claros. Montes Claros is considered the "motorcycle taxi capital" of northern Brazil and an ideal city to launch the Moto-Meter in Brazil. We believe that a regulatory mandate here will act as a springboard into the potentially larger markets of Brazil's other highly populated cities. Although no agreement has yet been entered into with respect to the use of the Moto-Meter in Montes Claros, we intend to follow up with the office of the mayor of Montes Clares regarding the launch of the Moto-Meter in the fourth quarter of 2014.

We have signed letters of intent for the distribution of our flagship product, the Moto-Meter with qualified distributors in 7 countries. The distributors were selected for their ability to both sell and support our products as well as to protect our brand image in strategic markets. We are continuing discussions with several other distributors out of the hundreds of retail agents and operators that have contacted us to express their interest in the Moto-Meter and associated products. The letters of intent authorize the distributors to sell and support our flagship product, the Moto-Meter, as well as establish priority for Wheelies and our future products and services. However, there are no minimum purchase requirements under the letters of intent and no obligations on distributors to purchase any of our products.

In Africa, we established an office in Lagos, Nigeria. Previously, we have had discussions with HRH Oriteme Banigo (who is currently employed by UBA Plc) who has informed us that certain government officials in Nigeria have expressed interest in the Moto-Meter. However, no agreements have been entered into with respect to the use of the Moto-Meter in Lagos. We intend to follow up with Mr. Banigo regarding the launch of the Moto-Meter in the third quarter of 2014. Establishing a physical presence in the city is now essential for us as we enter the process of formalizing these discussions into a clear plan to introduce the Moto-Meter into Lagos and cities across Africa. On November 4, 2013, we were awarded a patent on the Moto-Meter technology until 2033 in Nigeria, a country with more than 3 million motorcycle taxis. According to Reuters, there are "as many as one million motorcycle taxis in Lagos," a city of Nigeria, and estimates for the total number of motorcycle taxis in Nigeria exceed 3 million — a number that is equal to the total number of automobile taxis in the entire world.

On June 11, 2014, we entered into a letter of intent with Mobile Advertising Ventures Ltd. and Forever Network to form a new joint venture entity which will have the exclusive rights to all Wheelies advertising in Thailand for a period of one year. We will own 45% of the joint venture entity and will receive a pro-rata share of the revenues generated by this joint venture entity.

Products

Moto-Meter

Our principal product currently is the Moto-Meter. Our first product is a light emitting diode (LED) model and once a market is established for that product, we will market a liquid crystal display as a premium model. The LED model will be a portable/universal meter that is compact and easily swapped among vehicles. It will be rugged and will work with all vehicle classes. The meter will provide starting rate, time, total fare and distance measures. The device will have event data recording, Global Positioning System (GPS) functionality and advertising capacity. The premium product has added features such as television and video display capability. Mobile commerce will also be an early stage enhancement, which will allow for electronic payment of the fare and also purchasing other products and services.

The initial product, which is known as the Eagle, is waterproof, scratch resistant, made of high density plastic and similar in size to a modern GPS device; its dimensions are approximately 6” X 4” x 1”. The Eagle model has a Universal Serial Bus (USB) style connector that plugs into a motorcycle or vehicle providing the meter with speed, distance, and sensor information while powering the unit. The device is capable of almost unlimited tariff options. Firmware upgrades and re-programmability are designed to be quick and simple. The life expectancy of the Eagle model is expected to be 3 to 5 years. The Eagle model will be sold with a one year warranty. The Eagle product will be sold as a kit, including the mount, installation kit, and cost of warranty.

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

An enhancement to the standard Moto-Meter includes a persistence of vision advertising capability that works either independently or in conjunction with the Moto-Meter display to provide graphics displayed on a rotating wheel at speeds as low as 11km/h. Three rows of RGB color model (one red, one green and one blue) LED’s are controlled via an advanced graphics processor that can sense wheel position and rotation speed during normal operations.

The Moto-Meter also has an event data recorder, commonly known as a “black box.” This is a first for motorcycles. The black box is a tiny unit that comes integrated with the Moto-Meter, or it can be sold separately as a safety device. This will allow monitoring location and rides, which can provide safety for riders and fleet tracking. The device automatically stores up to five years of trip data, which data are encrypted for security.

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

The primary disadvantage of the Moto-Meter when compared against its primary competition is the need to expend capital both for acquisition of the meter and for annual maintenance. However, we believe this is a minor inconvenience due to the increased efficiency that the Moto-Meter offers. When considering this drawback, it is also important to consider that the investment capital for the Moto-Meter can come from a variety of sources other than the driver or operator of the vehicle, such as governments, advertising agencies, charitable funds, or other organizations who are willing to fund the Moto-Meter in exchange for access to the usage data that our product offers. In fact, governments themselves may find that the tax receipts that could be generated by recording revenues from the Moto-Meter far outweigh the minor costs associated with purchase and maintenance. Also, in the event that no third party is available to subsidize the cost of the Moto-Meter and the entire acquisition cost falls to the owner or operator, we have plans to enlist the services of regional investment banks to help fund the initial capital outlays, as well as software provisions to disable the Moto-Meter if the owner or operator fails to meet the agreed upon repayment terms of the loan.

We plan on developing future products that complement the basic forms of Moto-Meters. These may include advertising, booking, delivery, electronic payment and similar products and devices and includes the “Yes™” concierge capability. The basic Moto-Meter provides event data recording and GPS positioning, which are valuable safety features.

We anticipate rolling out the Moto-Meter by the end of the fourth quarter 2014 initially to a motorcycle-taxi operator in one or more of Indonesia, Vietnam and Thailand, as a test of its capabilities. Once we are satisfied with this pre-production launch of our product in real-world conditions, we will begin to sell the Moto-Meter to other motorcycle-taxi operators in Indonesia, Vietnam and Thailand by the end of the first quarter of 2015, and motorcycle-taxi operators in Brazil in the next 12 months.

Initially, we are developing and producing the Moto-Meter in-house for the pre-production phase, and in the future we will be outsourcing mass production. We are currently preparing to commission the verification build for the Moto-Meter. The verification build, or v-build, is the first automated assembly process of a production electronic device. The build usually encompasses between a few dozen to as many as 100 units. The goal of the v-build is to establish a reliable factory process that can be used to produce thousands of units with high yield and repeatable, high quality. Where mature assembly processes may experience production yields of 99% or more and at rates exceeding many thousands of units per day, the v-build typically results in only a few units per day as assembly line matters are sorted out, components are inspected, operators are trained, and testing procedures are refined.

Entry into the v-build process marks the transition from development to production, and additional engineering time generally shifts from product modifications to the continued development and refining of tooling and test fixtures necessary to guarantee the high quality required for mass manufacture. Over the coming weeks, we will work closely with our manufacturing partner, DMC Corp (154) Co., Ltd. (“DMC”), to complete the verification build and slowly ramp up production and distribution to qualified customers. We have received a quotation from DMC for the 100 units related to the verification build and we are currently working with DMC on specifications necessary to complete the build. We have not entered into any long-term or formal manufacturing agreement with DMC and we will assess the potential for such an agreement depending on the results of this initial verification build.

The estimated cost associated with the development of Moto-Meter during the next 12 months is $305,000. See our “Risk Factors” for further discussion of the risks related to our capital requirements.

Wheelies

We are also focused on the development of our advertising product, Wheelies. Wheelies displays static and streaming media on the wheels of motorcycles and automobiles, providing a new mobile medium for advertising, broadcasting, self-expression and publishing. Wheelies has gone through extensive testing and is now ready to be sold on a limited basis, while we refine our manufacturing process.

We have successfully completed a pre-production version of Wheelies and have successfully completed testing. DMC has now been tasked for outsourced production of Wheelies. DMC recently concluded an extensive proof of concept phase that included demonstrations of their capabilities to meet our rigorous standards for manufacture of printed circuit boards, injection molded components, conformal sealing and assembly of Wheelies.

We will be moving immediately into limited production of Wheelies, which involves low volume production runs of tens to hundreds of units in order to refine the production yields, increase the efficiency, and decrease warranty and support costs of the manufacturing process. DMC will provide their experienced research and development team to assist in the design of the automated test and analysis fixtures and programs required to optimize this system. We anticipate the limited production and optimization stage to last approximately 6 months, after which full commercial production will commence by the fourth quarter of 2014 for distribution in Thailand. Although we entered into an agreement to sell an initial 10 Wheelies, those items have not yet been delivered so the purchase price for those items is currently being treated as a customer deposit and not revenue.

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

We believe that by combining certain aspects of social networking and modern LED displays, the Wheelies technology offers the ability for new generations of consumers to connect with members of their local community using methods similar to those used by online services today. Unlike locally targeted internet forums, Wheelies can spread an idea quickly and easily to every corner of a region without restricting the message to select individuals who actively seek information from a specific website.

The Wheelies product can be deployed independently or in conjunction with the Moto-Meter and Yes™.

The estimated cost associated with the development of Wheelies during the next 12 months is $75,000.

Yes™

We have been developing the Yes™ service further in 2014 mainly targeting developing countries where motorcycle use is more pervasive. Yes™ is a personal retail and delivery service superimposed on a mobile delivery infrastructure. A user may simply tap an app to obtain refreshments, toothpaste, diapers and other necessities, delivered anywhere in less than 20 minutes. We believe Yes™ will make brick and mortar commerce as convenient as the Internet.

The Yes™ service was developed in-house. The Yes™ service has been going through testing and on March 10, 2014 we procured our first customer, Mobile Advertising Ventures, Ltd in Kuala Lumpur, Malaysia. We have collected $24,980 as deferred revenue and we expect the service to go live in the third quarter of 2014 in Kuala Lumpur, Malaysia. We also intend to launch Yes™ over the next 12 months in Thailand and Cambodia.

Shopping on the internet has already reached unprecedented levels of convenience. However, increasing competition in the e-commerce space has driven success in this marketplace to the final front - last mile delivery. With advantages on price and assortment having reached the point of diminishing returns, we believe the new online battle is being fought over the efficiency of getting a product to the consumer as quickly as possible and at the lowest possible cost. New one hour delivery services such as eBay now leverage brick and mortar stores to provide rapid delivery. However, they are discovering that this is a different market than they are used to. According to Sucharita Mulpuru at Forrester Research, it is an "H.R. issue, not a tech issue." Successful companies in this arena are likely to be ones that can combine technology with the ability to mobilize huge armies of experienced human "valets" that possess a work ethic to go beyond a script and service the customer in an individual fashion.

Yes™ was conceived with this requirement in mind. We believe that we have the ability to access more than 20 million motorcycle taxi operators around the world, each having already been self-selected for their ability to provide exactly the qualities demanded by this profession. The preexisting nature of this human infrastructure means it can be accessed as necessary with minimal training during expansion into new geographical areas. Local commerce in much of the world is already facilitated by motorcycle taxis, so the drivers already understand the issues. Dr. Claudio Sopranzetti, a transportation expert from Harvard, describes their role as follows: "The drivers operate not only as transportation providers but also as messengers and personal assistants, paying bills and delivering commodities." Traditionally, however, these services have been offered individually, on an ad-hoc, undependable basis. We plan to develop Yes™ as the trusted brand.

The estimated cost associated with the development of Yes during the next 12 months is $176,000.

Potential Revenue Lines and Distribution

The principal source of revenues will be from the sale of the Moto-Meter and Wheelies units and related products to be used with the Moto-Meter. We may also derive revenues from advertising partnerships with Wheelies units. In the future, we would expect to generate revenues from a number of additional sources, including the Yes™ service. The initial additional revenue is likely to be from the advertising displayed on the Moto-Meters. Revenues also would be expected to come from the mobile commerce applications. Additional revenues may be generated from the booking services which would include door to door, delivery, messenger, vehicle collection, errands and emergency road services, but these revenues are considered to be well in the future. We expect to generate additional revenues from all three of our product lines within the next 12 months, including from the following agreements:

Lucky Distributors, Ltd.

On December 19, 2012, we entered into a distribution agreement with Lucky Distributors, Ltd. (“Lucky”), a Thailand based distribution company. Lucky has a regional network that currently provides parts and servicing for motorcycles and motor scooters. Lucky also is a preferred supplier for the Motorcycle Taxi Association of Thailand. Under the terms of the distribution agreement, Lucky has the non-exclusive rights to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout the country of Thailand and surrounding border markets.

The agreement is for a term of five years and may be terminated (i) by either party upon a substantial breach of the agreement, (ii) by us if Lucky undergoes a change in control, or (iii) by us at any time after three years. The products will be sold at prices stated at FOB our offices in Thailand and will not include transportation costs, which will be borne by Lucky. Lucky will use its best efforts to promote the sale and distribution of the products and we will assist Lucky with any advertising campaigns to be conducted. We also agree to indemnify Lucky from any losses relating to allegations that the products infringe upon any patents, copyrights, or proprietary right. This agreement is not revenue producing as yet, and we expect it to be producing revenues by the fourth quarter of 2014.

Mobile Advertising Ventures, Ltd.

On December 2, 2013, our subsidiary, WM Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with Mobile Advertising Ventures Ltd. (“MAV”). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial “Wheelies” from WM Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. WM Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies.

We also entered into a Fleet Franchise Agreement with MAV on March 10, 2014. Pursuant to the terms of the agreement, we granted a fleet franchise license to MAV in the Federal Territory of Kuala Lumpur, Malaysia, exclusive of the surrounding suburban areas of the Klang Valley (the “Region”). The grant includes the right to operate “Yes” delivery services in the Region and the use of certain proprietary systems and property (including any Wheelies products for direct advertising) in connection with such services for a term of 10 years. The initial franchise fee is $25,000.00 and royalty payments equal to 5% of the gross proceeds from delivery fees and net sales of the franchise are due after 12 months from the first commercial “Yes” delivery by the franchise. MAV is also required to contribute 1% of its gross proceeds from delivery fees and net sales to our marketing program.

We are required to provide training and ongoing guidance and assistance with respect to the services provided by MAV. Additionally, MAV agrees to indemnify us against any losses arising in connection with the operation of the franchise or any actions taken under the agreement resulting from negligence or willful misconduct. MAV is required to submit monthly reports to us detailing its financial condition, including a profit and loss statement, and a report on gross proceeds from delivery fees and net sales for such periods.

Depending on the means of distribution and sale, there may be revenue opportunities from additional franchising and licensing of the Moto-Meter and its different capabilities. The concierge service “Yes” is one such other potential source of revenue for the Company.

Manufacturing and Suppliers

We subcontract manufacturing and believe that there are many manufacturers capable of providing and assembling the parts for the Moto-Meter, at a high quality level and efficient rate of production for prices that will work within the projected pricing of the Moto-Meter units. In the future, to assure adequate production and quality, we plan to manufacture the devices ourselves, either being fully responsible for the production or in conjunction with other contract manufacturers. While we believe there are many manufactures that can meet our requirements, we typically will work with only one or two at a time. Where useful, we plan to use just in time stock strategies for hardware, supplies and service parts to control margins and working capital requirements.

Certain of the components in our devices will be supplied by contract suppliers to our specifications while other components will be provided by generic manufacturers. We believe there are adequate providers in both categories of suppliers.

In January 2014, we contracted with DMC for production of our Wheelies LED display technology.

DMC recently concluded an extensive proof of concept phase that included demonstrations of their capabilities to meet our rigorous standards for manufacture of printed circuit boards, injection molded components, conformal sealing and assembly of the Wheelies device. The successful completion of this phase and the subsequent agreement between the Company and DMC signified the beginning of the production stage of Wheelies.

This collaboration allowed us to move immediately into limited production of the Wheelies device, which involves low volume production runs of tens to hundreds of units in order to refine the production yields, increase the efficiency, and decrease warranty and support costs of the manufacturing process. DMC will provide their experienced research and development team to assist in the design of the automated test and analysis fixtures and programs required to optimize this system. We anticipate the limited production and optimization stage to last approximately 6 months, after which full commercial production will commence.

Regulations

Moto-Meter

We intend to market the Moto-Meter primarily into 4 countries over the next 12 months – Indonesia, Vietnam, Thailand and Brazil. We will rely primarily on our in country distributors to apply for any licenses and certificates necessary in their specific regions, and we will support them with any results from testing laboratories and foreign compliance certificates.

Of these 4 regions, we believe that only Brazil has a specific metrology requirement which is governed by Brazil’s National Institute of Metrology, Inmetro. We intend to submit the Moto-Meter for certification to Inmetro within the next 12 months. Although Thailand also has a metrology requirement for licensed metered taxis, motorcycle taxis are not considered licensed metered taxis and therefore no metrology requirement applies with regard to selling the Moto-Meter to motorcycle taxi operators in Thailand. Similarly, neither Indonesia nor Vietnam have a specific metrology requirement for motorcycle taxis. In these unregulated jurisdictions without a specific legal metrology requirement, we will certify the Moto-Meter to operate in accordance with the specifications described in the International Organization of Legal Metrology recommendation R-21. Since most of the world’s taxi meter regulations are either heavily based on or directly copied from this standard it should provide a useful declaration for operating in countries that have not yet regulated the industry.

In addition to metrology approvals, the Moto-Meter uses a 2.4GHz wireless interface for communication and therefore may be subject to radio frequency approvals. Use of this technology in Thailand, Indonesia, Vietnam and Brazil, requires a certificate of compliance from that jurisdiction's authority on radio frequency. Our research indicates that in all of these jurisdictions an approval from either a Federal Communications Commission (“FCC”) conformance body under the relevant statutes of part 15 or a CE mark will allow the certification of the device without further testing under each country’s radio frequency laws simply by making a formal application to the specific authority. We are currently in the process of selecting a Telecommunications Certification Body (“TCB”) to begin approval of the Moto-Meter under the relevant FCC Part 15 standards and signing a declaration of conformity to use the CE mark. Failure to obtain approval from a jurisdiction’s authority on radio frequency will disallow the use of the Moto-Meter's wireless interface in that jurisdiction until such time as approval can be obtained or a waiver is granted in the specific jurisdiction targeted for sales. We are not currently aware of any requirement that we believe will result in a failure of the Moto-Meter to obtain an FCC Part 15 compliance certificate or sign a declaration of conformity for a CE mark.

Except for the requirements of an intentional transmitter in the 2.4 GHz spectrum, as an automotive product, the Moto-Meter is exempt from radiated emissions requirements under FCC Part 15.103. It is our understanding that Brazil, Thailand, Indonesia and Vietnam also recognize this exemption. Because of this, failure to obtain FCC certification will not result in a delay in sales, but may result in the inability of customers to use the wireless radio features of the device until approval can be obtained.

Wheelies

We intend to market Wheelies over the next 12 months primarily as an advertising platform in Thailand. We are currently in the process of establishing a joint venture with Forever Network Co. Ltd. in Bangkok to promote this technology, and the joint venture will be responsible for securing any necessary permits and waivers that may be necessary. In the event that Wheelies are used in a fixed, outdoor location, such as on a stage at the entrance to a building, the only governing regulation is that the joint venture pays the fees to acquire an outdoor signage tax permit. Permits are issued on a nondiscriminatory basis by the governing municipal authority and taxes are based purely on the area of the display medium.

In the event Wheelies are used on public roads, they will be regulated by the Thailand Land Traffic Act of 1979 and associated ministerial regulations. Strict interpretation of these existing regulations limit any exterior vehicle lighting to headlamps, brake lights and turn signal indicators unless otherwise approved by the Department of Land Transport. In practice, however, we have observed that these rules are overly restrictive and not currently enforced. Vehicles with hundreds of variations of external lighting displays are common on the streets of Thailand. The joint venture does not currently intend on requesting a waiver from the Department of Land Transport before commencing advertising activities and therefore, it may be subject to penalties, such as fines, or even a prohibition on using the Wheelies technology on public streets until a waiver is obtained from the Department of Land Transport. Any of the foregoing results may have a material adverse effect on our Wheelies business in Thailand.

Yes™

We intend to launch Yes™ in the third quarter of 2014 in Kuala Lumpur, Malaysia, and in Thailand and Cambodia over the coming 12 months. Both e-commerce as well as messenger and delivery services are currently entirely unregulated in all of these jurisdictions, and we are not aware of any legal or regulatory standards that would inhibit our ability to execute on our business plans regarding this product.

Customers and Industry

We currently have one customer for our Wheelies product, Lucky Distributors, Ltd. and one customer for our Yes service, Mobile Advertising Ventures, Ltd. We do not currently have any existing customers for the Moto-Meter. Lucky Distributors, Ltd. and Mobile Advertising Ventures, Ltd. (“MAV”) are both resellers and our initial plan is to engage other resellers who will then on-sell the Moto-Meters to the moto-taxi owners, which may be individuals or fleet owners. As we gain brand and product awareness, we expect to sell directly to the owners of moto-taxis, thus expanding the customer base to the primary user. We intend to establish and control pricing so that there is minimum price competition within our markets.

For advertisers, we believe Wheelies is a high impact medium for showcasing brands and businesses to new customers in locations of mass consumer exposure with the potential ability to target up to 400,000 people a day, per motorcycle. For retail buyers, we believe Wheelies is a personal medium of self-expression, and a fun way to share content, engage, collaborate and create entirely new experiences. We expect that retail buyers will eventually make up the largest portion of Wheelies users. Global sales of OEM motorcycle components and accessories represent a market worth approximately $50 billion annually.

The global advertising industry is worth nearly $500 billion annually, with outdoor display type advertising as one of the fastest growing segments of the advertising industry. We believe that the appeal to advertisers together with the additional revenue streams available to agents, operators and drivers will result in demand for our products.

On December 2, 2013, our subsidiary, WM Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with MAV. Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial “Wheelies” from WM Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. WM Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. Although we entered into an agreement to sell an initial 10 Wheelies, those items have not yet been delivered so the purchase price for those items is currently being treated as a customer deposit and not revenue.

On January 14, 2014, we were asked to file a "pre-tender" document to Amtex Systems Inc. for submission to the Government of Tamilnadu Province in India for up to 90,000 units of our proprietary Moto-Meter™. The Government of Tamilnadu has decided to implement the mandatory use of fare meters on all auto rickshaws. As such, it has promised to provide a free, government subsidized, GPS based fare meter for up to 90,000 autorickshaws. The government of Tamilnadu has made a specific budget allocation for the financial year starting April 1, 2014, for this program. We attended a pre-tender meeting with the government on January 15, 2014, where we presented the company profile and our patent pending Moto-Meter technology. World Moto filed an RFP type document and the successful vendor will receive an order from the government by approximately the end of May 2014.

The government of India recently elected a new leader, and during the election period, there was a delay in the tender process. We believe that the tender process may be about three months behind and we expect to hear from Amtex Systems Inc. who is managing our interests in the tender submission by August 2014.

Marketing

We are using several channels to market our products including social media, direct sales and trade shows. The overall goal of the advertising will be to strengthen brand and product recognition, which will also support product distribution and sales. We will seek to overcome the general low image and poor customer perception of taxi products currently pervasive in the taxi meter industry. We will attempt to stand apart in our corporate image and our product quality and placement.

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

We also plan to follow a course of marketing that deploys word of mouth, guerilla marketing and viral marketing using various social networks and similar marketing methods. Since the deployment of the Moto-Meter is frequently on an independently owned vehicle, we understand that the acceptance of the benefits of the Moto-Meter by the individual owner-drivers as well as the owners and drivers of fleet owned vehicles and public authorities is important in gaining acceptance and use. As the benefits of more certain fares and the value of the related services become known to the customers of moto-taxis, we believe that they will also drive sales preferring to use vehicles out-fitted with the Moto-Meter for its benefits of safety, certainty of fare, m-commerce and other services.

We plan to pay particular attention to the development of the Company’s website and its Facebook page. As its representation on the Internet, these sites will increasingly be the first point of contact for potential customers in need of information. The primary website contains product information, detailed photos, purchase information and use information. In connection with our web presence, we will seek to maximize search engine optimization. This involves organically improving the quality and volume of traffic to a website through user searches on search engines such as Google and Yahoo.

Print media and brochures are also being used in conjunction with sales, including at trade shows. We plan to distribute printed media to operators, potential customers, channel partners, associations and government agencies. The focus of the print media will be to highlight our Company, location, benefits of the Moto-Meter and contact information for further details and ordering.

We plan to use trade shows, demonstration opportunities and similar venues to increase brand awareness and product understanding and recognition. These venues can also foster valuable business partnerships. One such trade show is the Taxicab, Limousine, and Paratransit Association. Generally, these trade shows are held on a regular annual basis and attract the important companies and users within the industry, which will provide a valuable venue for us to showcase the Company and our products.

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

Competition

Since the Moto-Meter can be used for any class of vehicles, we may compete with manufacturers of automobile taxi-meters. Although a simple automobile taxi-meter can be adapted for use with a motor scooter or motorcycle, the Moto-Meter products have many more functions and we believe at a higher level of quality and security. We are currently unaware of any other company that has successfully developed a similar-type product to the Moto-Meter.

Notwithstanding the fact that we expect to be first to market in this industry, it is possible that other meter manufacturers may decide to address the moto-taxi market and develop products that will be able to compete with the Moto-Meter products. Such companies may have greater financial and engineering capabilities, which will make it more difficult for us to establish ourself in various markets or offer substantial competition product offerings and pricing.

The business of manufacturing and selling taximeters, however, is a low-profile business. Overall, we believe that competition within the industry of taximeters and related products is low, with just a few brands monopolizing sales and all of which are oriented towards taxicabs. These brands include Cygnus Automotive (UK) and Centrodyne (US). We believe the taximeter industry is largely stagnant, lacking innovation, and is constrained by legacy products and methods of business. Current manufacturers have existing products that they are improving incrementally, but we believe they are most concerned about maintaining product lines and market share within the taxicab industry and as a result not targeting the moto-taxis industry.

We also believe that we will be able to compete based on our intellectual property, some of which is subject to current patent applications in the United States. We plan to act to protect our intellectual property rights to safeguard our products and market share, and we plan to continue development of new proprietary products that will aid our competitive position. Our pricing strategy is currently geared to be competitive with products used in the taxicab industry, but as we ramp up our manufacturing and even take over manufacturing, we believe that we will be able to be even more price competitive.

Intellectual Property

We have three U.S. patent applications pending. All three patents are titled “Universal Vehicle Management System” and are identified as follows: (i) U.S. provisional patent application 61/401,337, filed August 10, 2010, (ii) U.S. utility patent application 13/137,345 filed on August 8, 2011, which claims priority to August 10, 2010 using PPA 61/401,337 and (iii) PCT patent application PCT/US2011/001401 filed on August 8, 2011 with receiving office USPTO, which claims priority to August 10, 2010 using PPA 61/401,337. These are patent applications, and there is no assurance that we will be awarded patents after review by the USPTO. The lack of patent protection may make us vulnerable to product copying and undercutting pricing, making our market entry and maintenance more difficult or impossible.

We have filed for patent protection for our Moto-Meter technology in 61 countries throughout Asia, Africa, Europe and the Americas. These countries were carefully selected to cover the vast majority of the world's mototaxi fleet and population. Nigeria is the first locality to complete its investigations and issue a patent. The patent was granted as filed, with no changes or office actions required on any of its 28 claims, and will remain in force until February 8, 2033. Additionally, Mexico has officially signaled its intention to issue the patent as filed, with no changes required on any of its 28 claims. On January 10, 2014, the Instituto Mexicano de la Propiedad Industrial (IMPI), or the Mexican Patent Office, issued an official communication informing us that our Moto-Meter patent had met all requirements for patentability and successfully overcome the formal examination stage for issuing a patent. The application is now awaiting publishing in the IMPI's Official Gazette, and the formal patent may be issued thereafter.

The remaining 59 countries are currently in the substantive evaluation period and are expected to complete their investigations within the next 4 years. Based on our success in Nigeria and Mexico, and the original favorable review from the Patent Cooperation Treaty Examiner, we expect ultimately to be awarded a patent in every targeted jurisdiction.

Patent Applications Completed Substantive Evaluation and Awaiting Publication

Mexico Patent - 93533 (MX/2013/071677) - Universal Vehicle Management System

Issued Patents

Nigeria Patent 001031 (NG/C/2013/085) - Universal Vehicle Management System [Expires August 6, 2033]

In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary know-how and trade secrets. We have implemented a program whereby all of our employees have signed non-disclosure agreements with respect to our intellectual property, we do consider our employees’ work to be proprietary and owned by us. Where necessary, we will take steps to protect our intellectual property interests under the laws of the jurisdictions in which we operate and intend to operate. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with us.

We have not registered any trademarks at this time and are relying on common law trademark protection. However, as our business develops, we plan to develop specific trademarks for our products and services and seek registration of those marks with government authorities for their protection.

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

We have generated limited revenues for the year ended December 31, 2013, and had a net loss of $910,518. We have a total accumulated deficit of $1,205,081, since inception. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made, should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

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
  our ability to monetize our products;
  the price we charge for our products or changes in our pricing strategies or the pricing strategies of our competitors;
  timing and costs of marketing and promotional programs organized by us, including the extent to which we offer promotional discounts to our customers;
  technical difficulties in manufacturing or maintaining our products;
  the introduction by our competitors of new products and services;
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

Our capital requirements are significant. In order to implement our plan of operations for the next twelve (12) months, we estimate that we will need $556,000. Given our cash position of $179,132 as of December 31, 2013, and the proceeds from the equity financing, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through June 30, 2014. In order to execute on our business strategy, we will require $528,000 in additional working capital over the next 12 months, commensurate with the operational needs of our planned marketing, development and distribution efforts.

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

Until we have developed and launched our products at commercial levels, there is uncertainty of market acceptance and the efficacy of the commercialization strategy.

While we have launched Yes and Wheelies in the pre-production stage, and will launch Moto-Meter in the third quarter of 2014, we have not begun full production and sales at a commercial level, except for Wheelies which has begun limited production, and Yes which currently has one customer. Until we have consistent, proven sales, there is uncertainty of product acceptance in the intended markets and our ability to commercialize our products. As with any transformational product, there will be a time before customers embrace the produce and recognize its full value. If there are no, or only low levels of, product acceptance and sales, we may have to alter our business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services is subject to great uncertainty. Achieving market acceptance will require us to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for our products. We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our efforts will be subject to all of the risks associated with the commercialization of new products, including unanticipated delays, expenses, technical problems or difficulties and technological obsolescence due to changing technology and the evolution of industry standards. There can be no assurance that markets for our products will not be limited, or that our strategies will result in successful product commercialization or in initial or continued market acceptance for our products.

If we are unsuccessful in obtaining regulatory mandates or cooperation from local governments for the use of the Moto-Meter, that could have a material effect on our ability and timing of penetrating such local markets.

Although we are currently collaborating with the Bangkok (Thailand) Governor’s office and we are in discussions with the office of the mayor of Montes Claros, Brazil and plan to enter into discussions with other local governments regarding a regulatory mandate for the use of the Moto-Meter within such areas, we may be unsuccessful in obtaining the cooperation of such local governments in requiring the use of the Moto-Meter. If our efforts at obtaining a regulatory mandate are unsuccessful, we will have to market the Moto-Meter in an unregulated environment and it may be more difficult to achieve expeditious market penetration which may result in higher marketing and distribution costs to us and delays in realizing material sales.

Our products may be subject to price sensitivity in certain markets, which may negatively impact our revenues and operating results.

Our products, such as the Moto-Meter and Wheelies, will be offered in developing market economies. As a result, the Moto-Meter may be considered expensive for the small operators of moto-taxis, many of which are individually owned. Therefore, we may have issues in being able to establish a market for the products and penetrating the market as we try to expand it. To achieve market penetration, we may have to produce a lower cost models or reduce the price of our product offerings, the latter of which would curtail our anticipated margins and may have an adverse effect on our ability to operate and expand our business.

We are uncertain of our ability to effectively implement and manage our growth strategy and any failure to effectively implement our business plan could adversely affect our business and financial results.

As part of our business plan, we will be rolling out our Moto-Meter product first in one of or all of Thailand, Indonesia and Vietnam, and then in other countries with developing economies, such as Brazil. We also plan to expand our product offerings, including the sales of our Wheelies product. The success of our growth strategy will depend on brand management, competitive conditions, our ability to manage increased sales and distribution, and local law and cultural requirements. There is no assurance that we will be able to satisfy all the requirements of a successful product development and launch and then expansion into the markets for our products and there is no assurance that we will be able to sell our products in one of or all of Thailand, Indonesia and Vietnam or expand to other countries, such as Brazil. There can be no assurance that we will be able to find the qualified personnel to implement the business plan. There is also no assurance that our growth strategy will be successful or that our sales or net income will increase as a result of our strategy.

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

Although our research and development efforts relating to the technological aspects of the existing version of the Moto-Meter are completed, we are continually seeking to refine and improve capabilities and the components of the Moto-Meter and to develop additional related products and functionalities, such as the Wheelies product. Our success will depend upon products meeting targeted costs and performance standards and also will depend upon their timely introduction into the marketplace. There can be no assurance that development of additional versions and functions of the our products will be successfully completed, that they will satisfactorily perform all of the functions for which they have been designed, that they will meet current price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in development or commercialization.

We will initially depend on third party suppliers and manufacturers and any failure to adequately establish agreements with suppliers and manufacturers will impede our growth.

Initially we will use outside providers to add in the development and implementation of aspects of our business plan, such as for research and development, design requirements and marketing. Additionally, we plan to purchase product components from various third party suppliers and use third party manufacturers of our products. We believe that there are several readily available sources for research, design and marketing tasks and for parts and for manufacturing. While we will attempt to maintain alternative sources for our service providers, supplies and manufacturing, we are subject to the risk of price fluctuations, product availability, delivery delay and quality consistency. Failure by service providers, suppliers and manufacturers to supply us with the services or units on commercially reasonable terms, or at all, would have a material adverse effect on our Company in establishing brand recognition and market share, obtaining sales and generating revenues. Failure or delay in receiving necessary services and supplies or products by the Company would adversely affect our operations, and its ability in turn to deliver our products on a timely, consistent basis. The use of third party providers may also make our products more expensive or reduce our margins, therefore affecting our financial condition and results of operations.

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

Although we believe that our current products, patent applications and trademarks do not and will not infringe patents, trademarks or violate proprietary rights of others, it is possible that our existing intellectual property may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event our products infringe patents or proprietary rights of others, we may be required to modify the design of our products, change the name of our products or obtain a license. There can be no assurance that we will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon our Company. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if our products infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our Company.

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

Certain functions of the Moto-Meter system utilize radio frequency technology, which may be subject to regulation in the jurisdictions where we plan on marketing and selling the Moto-Meter. Failure to obtain approval will disallow the use of the Moto-Meter's wireless interface in that jurisdiction until such time as approval can be obtained or a waiver is granted from the relevant authority in the specific jurisdiction targeted for sales.

The Moto-Meter may also be subject to metrology regulation in the category of weights and measures assurance in certain jurisdictions, such as Brazil. To date, we have not begun the process towards metrology approvals in any jurisdiction. However we intend to begin this process in select countries such as Brazil within the next 12 months. Failure to obtain approval in any specific region where metrology requirements exist would mean the Moto-Meter could not be sold in this market until it had been modified to meet the requirements.

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

In the event Wheelies are used on public roads, they will be regulated by the Thailand Land Traffic Act of 1979 and associated ministerial regulations. Strict interpretation of these existing regulations limit any exterior vehicle lighting to headlamps, brake lights and turn signal indicators unless otherwise approved by the Department of Land Transport. If we do not request a waiver from the Department of Land Transport before commencing advertising activities, we may be subject to penalties, such as fines, or even a prohibition on using the Wheelies technology on public streets until a waiver is obtained. Any such penalties or prohibition could have a material adverse impact on our Wheelies business in Thailand.

We may experience difficulties with our joint venture partners.

On June 11, 2014, we entered into a letter of intent with Mobile Advertising Ventures Ltd. and Forever Network to form a new joint venture entity which will have the exclusive rights to all Wheelies advertising in Thailand for a period of one year. There can be no assurance that our proposed joint venture partners will not attempt to renegotiate some or all of the material terms governing the joint venture relationship or decide against the formation of the joint venture.

Furthermore, once we have formally entered into a joint venture relationship, we will be subject to the risks normally associated with the conduct of joint ventures, which include disagreements as to how to develop, operate and finance a project, inequality of bargaining power, incompatible strategic and economic objectives and possible litigation between the participants regarding joint venture matters. These matters may have an adverse effect on our ability to realize the full economic benefits of the joint venture, which could affect our results of operations and financial condition as well as our share price

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

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

  foreign countries could change regulations or impose currency restrictions and other restraints;
  changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;
  exchange controls;
  some countries impose burdensome tariffs and quotas;
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

Our operations and most of our assets, including cash and cash equivalents, are currently located in the Thailand. In addition, some of our current directors and officers reside outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or Thailand, and even if civil judgments are obtained in United States courts, to enforce such judgments in Thailand courts. Further, it is unclear if extradition treaties now in effect between the United States and Thailand would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or other United States laws.

Most of our cash and cash equivalents are currently held in Thai banks, which do not provide the same protections as U.S. banks.

Most of our cash and cash equivalents are currently held in Thai banks, which do not provide the same protections as U.S. banks. For instance, Thailand’s Deposit Protection Agency Act, which was established to take effect on August 11, 2008, provides that depositors in Thai commercial banks will only be insured for ฿1,000,000 THB (or $30,845 USD based on an exchange rate of 32.419 as of June 9, 2014) in each financial institution. If the recent political, social, business and economic conditions in Thailand were to result in the failure of the financial institutions that hold our cash and cash equivalents, we may lose a significant portion of our cash and cash equivalents to the extent such amounts exceed the protection provided by the Deposit Protection Agency Act. If such events were to occur, they could have a materially adverse effect on our business, financial condition and operating results.

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

For the material weakness identified in (i), we plan to remediate this material weakness in the next twelve (12) months by considering the hiring one or two additional accounting personnel with the knowledge to design, implement and review internal controls. For the material weakness identified in (ii), we are in the process of identifying additional independent directors to serve on our board and an Audit Committee with an objective to have this process completed before the end of our fiscal year ending December 31, 2015. We will need to analyze the costs of such additional independent directors in accordance with current market and industry practices. For the material weakness identified in (iii), we plan to remediate this material weakness by working with our external auditor and legal counsel over the next 18 months to perform periodic entity level risk assessment. This may cost us in excess of US $150,000 per year.

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

We are obligated to provide anti-dilution protection to certain investors under our existing debentures, and such anti-dilution protections may make it more difficult and expensive for us to raise additional capital in the future and may result in further dilution to current shareholders.

Our existing debentures provide that the conversion price will adjust to the lowest price per share at which additional shares (with certain exceptions) are issued or deemed to be issued (a “full-ratchet” adjustment). Because these anti-dilution provisions will have the effect of lowering the price at which shares of our common stock are issued upon conversion of such debentures, if we are unable to raise additional capital at an effective price per share that is higher than the exercise price of these debentures, these provisions may make it more difficult and more expensive to raise capital in the future. The additional shares we would have to issue or potentially issue could cause dilution to our then current shareholders and may have an adverse impact on our stock price. The potential dilutive effect of such a financing could deter potential future investors from investing in our Company. If we are unable to raise capital because of such anti-dilution provisions, it may have a material adverse impact on our business and ability to grow.

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

Business Overview

Plan of Operations

We plan to establish ourselves as a company that designs, manufactures, markets and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities. We currently have patent applications pending for our products in 59countries. To achieve our objective, we have (i) raised approximately $1,250,000 in new capital in late 2012 and early 2013, (ii) established our operational subsidiary in Thailand for product development and a presence in two additional potential markets, Brazil and Nigeria, and (iii) begun expanding our work force to be able to implement our business plan.

We anticipate rolling out the Moto-Meter, which is a device that provides moto-taxi fare metering and other services to motorcycle-taxi operators, by the end of the fourth quarter 2014 initially in one or more of Indonesia, Vietnam, Thailand, as a test of its capabilities. Once we are satisfied with this pre-production launch of our product in real-world conditions, we will begin to sell the Moto-Meter to other motorcycle-taxi operators in Indonesia, Vietnam and Thailand by the end of the first quarter of 2015, and motorcycle-taxi operators in Brazil in the next 12 months.

We are also focused on the development of our advertising product, Wheelies. Wheelies displays static and streaming media on the wheels of motorcycles and automobiles, providing a new mobile medium for advertising, broadcasting, self-expression and publishing. We intend to market Wheelies over the next 12 months primarily as an advertising platform in the country of Thailand. We are currently in the process of establishing a joint venture with Forever Network Co. Ltd. in Bangkok to promote this technology, and the joint venture will be responsible for securing any necessary permits and waivers that may be necessary. We will be moving immediately into limited production of Wheelies, which involves low volume production runs of tens to hundreds of units in order to refine the production yields, increase the efficiency, and decrease warranty and support costs of the manufacturing process. We anticipate the limited production and optimization stage to last approximately 6 months, after which full commercial production will commence by the fourth quarter of 2014 for distribution in Thailand.

We intend to launch Yes™, which provides a mobile enabled commerce solution that runs on smartphones, in the third quarter of 2014 in Kuala Lumpur, Malaysia, and in Thailand and Cambodia in the next 12 months. The primary purpose of Yes™ is the delivery of goods to consumers rapidly after ordering.

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

On October 30, 2013, we announced the signing of multiple letters of intent for the distribution of our flagship product, the Moto-Meter. To date, we signed letters of intent with qualified distributors in 7 countries. The distributors were selected for their ability to both sell and support our products as well as to protect our brand image in strategic markets. We are continuing discussions with dozens of further prominent distributors out of the hundreds of retail agents and operators that have contacted us expressing interest in the Moto-Meter and associated products. The letters of intent include authorizations to sell and support our flagship product, the Moto-Meter, as well as establishing priority for Wheelies and our other future products and services.

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

We entered into discussions to mandate the use of Moto-Meters on all moto taxis within the city of Montes Claros, Brazil. Montes Claros is considered the "motorcycle taxi capital" of northern Brazil and an ideal city to launch the Moto-Meter in Brazil. We anticipate that a regulatory mandate here will act as a springboard into the potentially larger markets of Brazil's other highly populated cities.

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

We have assembled an optimal number of employees, including experienced engineers in our research and development division at the Thailand Science Park. The development focus is simultaneously devoted to our advertising product, Wheelies, as well as our flagship product, the Moto-Meter.

The Company filed patent applications for the Wheelies product in November 2013.

In parallel with this, we have completed the work to adapt the Moto-Meter electronics so that it can pass all current and anticipated regulatory requirements of INMETRO, the National Institute of Metrology for Brazil, as well as other international regulatory agencies. Additional work is currently being undertaken to improve the weatherization technology used in the Moto-Meter to enhance its ability to withstand environmental stresses, as well as work to provide a more generic Moto-Meter installation kit and wiring harness that will allow its installation into a wider variety of vehicles, such as auto rickshaws. A fully revised version suitable for certification and sales is expected in the 4th quarter of 2014.

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

Estimated Expenses

The following provides an overview of our estimated expenses to fund our plan of operations for each of our products over the next 12 months. Funding will be with our current cash assets and may include future capital that we may have to raise. We plan to pay for such expenses as described below under “Liquidity and Capital Resources.”

Moto-Meter

Estimated
Expenses	Description

Engineering	$70,000
Additional Prototyping and Mechanical Construction	$15,000
Initial Sales Training and Support	$10,000
Production Tooling and NRE Charges	$50,000
Development of Production Test Fixtures	$50,000
Licensing and Certification	$20,000
Components for Initial Production	$65,000
Training and Equipment	$45,000

Total	$325,000

Wheelies

Estimated
Description	Expenses

Establish Production and Support	$70,000
Warranty Service	$5,000

Total	$75,000

Yes

Estimated
Description	Expenses

Development of Handset Application	$84,000
Development of Agent Handset Application	$84,000
Establishment of Customer Service Center	$5,000
Initial Awareness Campaign	$3,000

Total	$176,000

In order to execute on our plan of operations over the next 12 months, we will need to raise additional amounts of working capital through debt or equity offerings. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify or delay our business plan.

Results of Operations for the Years Ended December 31, 2013 and 2012

We generated no revenue for the year ended December 31, 2013 and no revenue for the year ended December 31, 2012.

Our operating expenses were $915,225 for the year ended December 31, 2013, compared to $222,462, for the year ended December 31, 2012. Our operating expenses for the years ended December 31, 2013 and 2012 consisted solely of general and administrative expenses. Our general and administrative expenses increased during 2013 due to the operation of our Thai subsidiary and continued development and marketing of the Moto-Meter, Wheelies and YES TM

We had a net loss of $910,518 for the year ended December 31, 2013, compared to a net loss of $222,462 for the year ended December 31, 2012.

We anticipate our operating expenses will increase as we further implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and equivalents on hand of $179,132 and working capital of $134,074 which represented $17,424 of prepaid expenses offset by $62,482 of current liabilities, $27,482 of accounts payable. We had a deficit accumulated during the development stage of $1,205,081 as of December 31, 2013.

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

We are a development stage company and have incurred an accumulated loss of $1,205,081 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2013 and 2012, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Franchise Fee Revenue

Revenues from licensees include a royalty based on a percent of sales, and may include initial fees. Continuing royalties are recognized in the period earned. Initial fees are recognized upon granting of a new franchise term, which is when the Company has performed substantially all initial services required by the franchise arrangement and once the franchisee commences operations. Additionally, the first twelve months of operations are royalty free for the franchisee.

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

Paul Giles, Chief Executive Officer, President and Director

Mr. Giles is the inventor of the Moto-Meter. Prior to his appointment with the Company in November 2012, from March 2009 to September 2012, Mr. Giles served as President and director of World Moto (Thai) Co., Ltd. From 2002 to January 2009, Mr. Giles was the co-founder of Nirvana Resorts Group, and a partner in ESC Ltd., a security services company that was acquired by Securitas, a security services companies. We believe that Mr. Giles’ experience and industry knowledge will help further the Company’s goals and business efforts.

Chris Ziomkowski, Chief Technical Officer

Mr. Ziomkowski is experienced in the design of taxi meters for motorcycles, and has experience in artificial intelligence, practical programs and telecommunications. Prior to his appointment with the Company in November 2012, from March 2009 to September 2012, Mr. Ziomkowski was Chief Technology Officer of World Moto (Thai) Co. Ltd. From 1999 to 2008, Mr. Ziomkowski founded a VoIP carrier in Thailand. Mr. Ziomkowski received his bachelor’s degree in Computational Neural Systems from the California Institute of Technology.

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

Julpas Kruesopon, Director

Mr. Kruesopon is currently an advisor to the Prime Minister of Thailand and president of Panda Security (US & Asia Pacific), a position he has held since January 2009. Mr. Kruesopon was formerly Chief Executive Officer of Y*Not Communications Co., Ltd., marketing agency, from November 2007 to October 2010. Prior to working at Y*Not Communications, Mr. Kruesopon was the managing director of Nortel Networks Thailand. Prior to working at Nortel, he worked for Samart Corporation PLC, where he was named president in August 1997. His responsibilities included the day-to-day operations and the development and implementation of the group’s overall business strategies.

Mr. Kruesopon graduated from California State University Los Angeles, with a degree in Political Science and has completed executive management and marketing programs from the University of Michigan, the University of Ontario and University of California Los Angeles. We believe that Mr. Kruesopon’s business experience in Thailand and throughout Southeast Asia will bring value to our Company as we seek to grow our business.

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

Employment Agreements

Paul Giles

On April 1, 2013, the Company entered into an employment agreement with Paul Giles for his services as the Chief Executive Officer of the Company. Mr. Giles’ employment with the Company is “at-will” and provides for a base salary of $8,816.90 per month, or ฿ 287,500 THB based on a USD/THB exchange rate of 0.03067 as of June 5, 2014, for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Giles is entitled to receive a standard benefits package pursuant to his agreement.

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

Chris Ziomkowski

On April 1, 2013, the Company entered into an employment agreement with Chris Ziomkowski for his services as the Chief Technology Officer of the Company. Mr. Ziomkowski’s employment with the Company is “at-will” and provides for a base salary of $7,053.52 per month, or ฿ 230,000 THB based on a USD/THB exchange rate of 0.03067 as of June 5, 2014, for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Ziomkowski is entitled to receive a standard benefits package pursuant to his agreement.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS .

The following table sets forth certain information as of June 3, 2014, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of June 3, 2014, there were 378,033,149 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned(2)

Directors and Executive Officers

Paul Giles, Chief Executive Officer, President and Director 25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang PreeSamut Prakan, Bangkok, Thailand 10540	170,756,615	45%

Lisa Ziomkowski-Boten, Secretary and Treasurer 1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur Muang, Samut Prakan, Bangkok W1 10270	7,487	0.002%

Chris Ziomkowski, Chief Technical Officer 1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur Muang, Samut Prakan, Bangkok W1 10270	41,303,511(3)	11%

Julpas Kruesopon, Director 1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur Muang, Samut Prakan, Bangkok W1 10270	0(4)	0%

All Officers and Directors	212,067,613	56%

5% Stockholders

Paul Giles 25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang PreeSamut Prakan, Bangkok, Thailand 10540	170,756,615	45%

Lucky Twins Ventures Co., Ltd.(5) 209/123 Muang Ake Phase 5, T. Lkhak A. Muang Pathumthani, 12000 Thailand	41,303,511	11%

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

(2)	Based on 378,033,149 shares of our common stock issued and outstanding as of June 3, 2014.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)     Financial Statements:

(b)     Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation (filed as an exhibit to Amendment No. 6 to the Registration Statement on Form S-1/A, as filed with the SEC on October 16, 2014 and incorporated herein by reference).
3.2	By-laws (filed as an exhibit to the registration statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
10.1

Lease Agreement, dated December 24, 2013, between World Moto Co., Ltd., and National Science and Technology Development Agency (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).

10.2

Securities Purchase Agreement, dated April 4, 2014, between the Company and certain investors (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).

10.3	Form of Debenture (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.4	Form of Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.5	Form of Security Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.6

Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Paul Giles (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).

10.7

Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Chris Ziomkowski (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).

10.8

Purchase and Licensing Agreement by and between World Moto Co., Ltd. and Mobile Advertising Ventures Ltd., dated as of December 2, 2013 (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).

10.9

Asset Purchase Agreement, dated September 1, 2012, among the registrant, World Moto (Thailand) Co. Ltd. Paul Giles and Chris Ziomkowski (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).

10.10	Amendment No. 1, dated October 31, 2012, to the Asset Purchase Agreement, dated September 1, 2012 (filed as exhibit 10.2 to the Current Report on Form 8-K file on November 15, 2012).
10.11

Amendment No. 2, dated November 14, 2012, to the Asset Purchase Agreement, dated September 2, 2012 (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).

10.12	Form of Securities Purchase Agreement by and among the registrant, and certain investors, dated November 8, 2012 (filed as exhibit 10.4 to the Current Report on Form 8-K file on November 15, 2012).
10.13

Form of Assignment and Assumption Agreement by and between World Moto(Thailand) Co., Ltd and the registrant, relating to certain debt, dated November 14, 2012(filed as exhibit 10.5 to the Current Report on Form 8-K file on November 15, 2012).

10.14	Board Advisory Agreement dated December 19, 2012, with Mr. Julpas “Tom” Kruesopon (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).
10.15	Form of Securities Purchase Agreement for sale of 3,703,704 shares of common stock of the Company (filed as exhibit 10.1 to the Current Report on Form 8-K on January 11, 2013).
10.16	Form of Distribution Agreement with Lucky Distributors Ltd., dated December 2012 (incorporated by reference to our Annual Report on Form 10-K, filed on April 11, 2013).
10.17	Fleet Franchise Agreement, dated March 10, 2014, between World Moto, Inc. and Mobile Advertising Ventures Ltd. (incorporated by reference to our Current Report on Form 8-K, filed on March 17, 2014).
10.18	Form of Letter of Intent (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).
10.19

Letter of Intent, dated June 11, 2014, by and among the Company, Mobile Advertising Ventures, Ltd., and Forever Network (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).

21	List of Subsidiaries: World Moto Technologies, Inc.; World Moto Holdings, Inc.; World Moto Co., Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

_________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MOTO, INC.
(Registrant)

Date: October 29, 2014	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer and
President (Principal Executive
Officer)

Date: October 29, 2014	By:	/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten
Treasurer and Secretary (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Paul Giles	Chief Executive
Paul Giles	Officer, President and Director	October 29, 2014
(Principal Executive Officer)

/s/ Lisa Ziomkowski-Boten	Treasurer and Secretary	October 29, 2014
Lisa Ziomkowski-Boten	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Julpas Kruesopon	Director	October 29, 2014
Julpas Kruesopon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

World Moto, Inc.
(a Development Stage Company)
Pathumthani, Thailand

We have audited the accompanying consolidated balance sheets of World Moto, Inc. (the “Company”)as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended and for the period March 24, 2008 (inception) to December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 10 under the caption “Restatements”, these consolidated financial statements have been restated to correct for certain errors related to the Company’s recognition of intangible assets and share-based compensation.

/s/GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2014, except for the effects of the restatements as to which the date is September 22, 2014

World Moto, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$179,132	$75,774
Prepaid expenses and other current assets	17,424	2,052
Total current assets	196,556	77,826

Property and equipment, net of accumulated depreciation	31,273	-
Other assets	1,704	-

TOTAL ASSETS	$229,533	$77,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,482	$2,156
Unearned revenue	35,000	-
Total current liabilities	$62,482	$2,156

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,033,149 and 374,329,445 shares issued and outstanding	37,802	37,432
Additional paid in capital	1,332,431	332,801
Deficit accumulated during the development stage	(1,205,081)	(294,563)
Accumulated other comprehensive income	1,899	-
Total stockholders' equity	$167,051	$75,670

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$229,533	$77,826

The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the period
			from March 24,
			2008 (Inception) to
	For the year ended December 31,		December 31,
	2013	2012	2013
	(Restated)	(Restated)	(Restated)

Revenues	$-	$-	$10,188

Operating expenses:
Research and development	365,910	50,000	415,910
General and administrative	549,315	171,543	803,147
Impairment of long-lived assets	-	919	919
Total operating expenses	915,225	222,462	1,219,976
Loss from operations	(915,225)	(222,462)	(1,209,788)

Other income:
Interest income	749	-	749
Foreign currency exchange gain	3,958	-	3,958
Total other income	4,707	-	4,707

Net loss	(910,518)	(222,462)	(1,205,081)

Other comprehensive loss:
Foreign currency translation gain	1,899	-	1,899

Total comprehensive loss	$(908,619)	$(222,462)	$(1,203,182)

Net loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	377,921,835	797,038,934

The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

					Deficit
				Additional	Accumulated	Accumulated	Total
				Paid-in	During	Other	Stockholders'
	Common Stock			Capital	Development	Comprehensive	Equity
	Shares	Amount		(Deficiency)	Stage	Income	(Deficit)
Balances, March 24, 2008 (inception)		$-	$		$-	-	$-

Shares issued to founders for services	724,000,000	72,400		(72,000)	-	-	400
Common stock issued for cash	146,248,000	14,625		25,775		-	40,400
Net loss	-	-		-	(14,319)	-	(14,319)

Balances, December 31, 2008	870,248,000	87,025		(46,225)	(14,319)	-	26,481
Net loss	-			-	-		-

Balances, December 31, 2009	870,248,000	87,025		(46,225)	(14,319)	-	26,481
Net loss	-	-		-	(36,316)	-	(36,316)

Balances, December 31, 2010	870,248,000	87,025		(46,225)	(50,635)	-	(9,835)
Net loss	-			-	(21,466)		(21,466)

Balances, December 31, 2011	870,248,000	87,025		(46,225)	(72,101)	-	(31,301)
Cancellation of shares	(723,579,145)	(72,358)		72,358	-	-	-
Shares issued to acquire WM assets	225,174,589	22,517		(22,517)	-	-	-
Shares issued for accounts payable	401,415	40		52,143	-	-	52,183
Shares issued for cash	1,892,308	189		245,811	-	-	246,000
Shares issued for services	192,308	19		24,981	-	-	25,000
Forgiveness of related party debt	-	-		6,250	-	-	6,250
Net loss	-	-		-	(222,462)	-	(222,462)

Balances, December 31, 2012 (Restated)	374,329,445	37,432		332,801	(294,563)	-	75,670

Shares issued for cash	3,703,704	370		999,630	-	-	1,000,000
Foreign currency transactions	-	-		-	-	1,899	1,899
Net loss	-	-		-	(910,518)		(910,518)

Balances, December 31, 2013 (Restated)	378,033,149	$37,802		$1,332,431	$(1,205,081)	$1,899	$167,051

The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period
			from March 24,
			2008 (Inception)
	For the year ended December 31,		to December 31,
	2013	2012	2013
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(910,518)	$(222,462)	$(1,205,081)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,230	1,435	6,213
Stock-based compensation	-	25,000	25,000
Impairment of long-lived assets	-	919	919
Changes in operating assets and liabilities:			-
Prepaid expenses and other current assets	17,924	(2,052)	15,872
Accounts payable and accrued expenses	25,326	1,963	27,482
Net cash used in operating activities	(865,038)	(195,197)	(1,129,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(33,503)	-	(38,405)
Net cash used in investing activities	(33,503)	-	(38,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	1,000,000	246,000	1,286,800
Advances from related parties	-	24,927	58,433
Net cash provided by financing activities	1,000,000	270,927	1,345,233
EFFECT OF FOREIGN CURRENCY TRANSLATIONS	1,899	-	1,899
Net increase (decrease) in cash and cash equivalents	103,358	75,730	179,132
Cash and cash equivalents at beginning of period	75,774	44	-

Cash and cash equivalents at end of period	$179,132	$75,774	$179,132
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$-	$6,250	$6,250
Shares issued for accounts payable	-	52,183	52,183
Cancellation of common stock	-	72,358	72,358

The accompanying notes are an integral part of these consolidated financial statements.

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

Principal of Consolidation

The consolidated financial statements include the accounts of World Moto Technologies, Inc., World Moto Holdings, Inc., and World Moto Co. Ltd, 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Franchise Fee Revenue

Revenues from licensees include a royalty based on a percent of sales, and may include initial fees. Continuing royalties are recognized in the period earned. Initial fees are recognized upon granting of a new franchise term, which is when the Company has performed substantially all initial services required by the franchise arrangement and once the franchisee commences operations. Additionally, the first twelve months of operations are royalty free for the franchisee.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $1,205,081 as of December 31, 2013, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company evaluated this transaction under the business combination rules and concluded that this was an asset purchase rather than a business combination. The Company is determined to be both the legal acquirer and the accounting acquirer of these assets. Since the new shareholders simultaneously obtained the control of the Company, with an overall ownership percentage of approximately 60%, the assets acquired from World Moto were recorded at the their historical cost basis of zero. The Company issued 1,240,871 shares of common stock for all Assets and issued 576,923 shares of common stock to pay for a seller specified outstanding debt in the amount of $75,000. These shares were valued and recorded at $0 because the sellers’ historical cost basis on the assets was zero. As the result of 1-for-181 forward stock split, described in Note 7, sellers of World Moto Assets received 224,597,666 shares of the Company’s common stock.

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

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these losses carryforwards, which expire beginning the year 2028, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. During the period from March 24, 2008 (inception) to December 31, 2013, the Company had operating losses of $1,205,081. The statutory tax rate for fiscal years 2013 and 2012 is 35%.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2013 and 2012 are presented below:

	Year Ended December 31,
	2013	2012
Net operating losses carryforwards	$419,000	$74,000
Less: valuation allowance	(419,000)	(74,000)
Deferred tax assets, net	$-	$-

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

-

The Company issued 1,240,871 shares of common stock to new shareholders to acquire the World Moto Assets and also issued 576,923 shares of common stock to pay for a seller specified outstanding debt in the amount of $75,000. As the result of 1-for-181 forward stock split, seller of World Moto Assets received 224,597,666 shares of the Company’s common stock. The Company recorded these common shares at $0 due to the sellers, who are also the new shareholders, had a historical cost basis of zero on the assets sold to the Company;

-	401,415 shares of common stock were issued to Mr. Marlon Liam to pay off $52,183 related party payable;

-	The Company raised $246,000 by selling an aggregate of 1,892,308 shares of common stock to one investor on a private placement offering;

-	192,308 shares of common stock were issued to a consultant for his services and discharged a payable of $25,000.

The above shares, except for the owes issued to sellers of World Moto Assets, issued by the Company in November 2012 were valued at their fair value based on the closing price of the Company’s common stock on November 14, 2012.

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

NOTE 10 – RESTATEMENTS

On September 26, 2014, the Company determined that the assets acquired from World Moto in 2012 should be recorded at the transferors’ historical cost basis because the Company’s new shareholders obtained control of the Company as of the acquisition date, with an overall ownership percentage of approximately 60%. The Company also determined that the shares issued to the new shareholders should be recorded at sellers’ historical cost of zero on the assets acquired. The financial statements for years ended December 31, 2013 and 2012 and for the period from March 24, 2008 (inception) through December 31, 2013 were restated by the Company to reflect the following adjustments:

1.	To remove the intangible assets initially capitalized by the Company at fair value of common stock issued to the new shareholders;
2.	To adjust the shares issued to the new shareholders for the assets to their historical cost basis of zero;
3.	To remove the amortization expense previously recorded for the intangible assets.

The impact of the restatements on the Balance Sheet as of December 31, 2013 is as follows:

	As originally
	Reported	Change	Restated
Intangible assets	191,615	(191,615)	-
Total assets	421,148	(191,615)	229,533

Additional paid in capital	1,568,745	(236,314)	1,332,431
Accumulated deficit	(1,249,780)	44,699	(1,205,081)
Total stockholders' equity	358,666	(191,615)	167,051
Total liabilities and stockholders' equity	421,148	(191,615)	229,533

The impact of the restatements on the Statement of Operations for the year ended December 31, 2013 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	588,914	(39,599)	549,315
Total operating expense	954,824	(39,599)	915,225
Loss from operations	(954,824)	39,599	(915,225)
Net loss	(950,117)	39,599	(910,518)
Total comprehensive loss	(948,218)	39,599	(908,619)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statement of Cash Flows for the year ended December 31, 2013 is as follows:

	As originally
	Reported	Change	Restated
Net loss	(950,117)	39,599	(910,518)
Depreciation and amortization	41,829	(39,599)	2,230

The impact of the restatements on the Balance Sheet as of December 31, 2012 is as follows:

	As originally
	Reported	Change	Restated
Intangible assets	231,214	(231,214)	-
Total assets	309,040	(231,214)	77,826

Additional paid in capital	569,115	(236,314)	332,801
Accumulated deficit	(299,663)	5,100	(294,563)
Total stockholders' equity	306,884	(231,214)	75,670
Total liabilities and stockholders' equity	309,040	(231,214)	77,826

The impact of the restatements on the Statement of Operations for the year ended December 31, 2012 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	176,643	(5,100)	171,543
Total operating expense	227,562	(5,100)	222,462
Net loss	(227,562)	(5,100)	(222,462)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statement of Cash Flows for the year ended December 31, 2012 is as follows:

	As originally
	Reported	Change	Restated
Net loss	(227,562)	5,100	(222,462)
Depreciation and amortization	6,535	(5,100)	1,435