Form 10-Q/A
period 2014-03-31
World Moto, Inc.
filed 2014-10-29
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if smaller reporting company)	[X] Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2014
Common stock, $.0001 par value	378,033,149

World Moto, Inc.

Form 10-Q/A

For the Three Months Ended March 31, 2014

EXPLANATORY NOTE

This Amendment No. 1 to World Moto Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A (this "Amendment") is being filed in response to comments from the staff of the Securities and Exchange Commission (the “SEC”) to the Company's Quarterly Report on Form 10-Q filed on May 20, 2014 (the "Original Quarterly Report"). The consolidated financial statements have been restated to correct for certain errors related to the Company’s recognition of deferred revenues, intangible assets and share-based compensation.

Except for the changes made in connection with the SEC’s comments, no other changes have been made to the Original Quarterly Report. The Original Quarterly Report continues to speak as of the date of the Original Quarterly Report, and we have not updated any other disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Quarterly Report. Currently dated certifications from the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer have been included as exhibits to this Amendment.

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

World Moto, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$31,397	$179,132
Prepaid expenses and other current assets	34,309	17,424
Total current assets	65,706	196,556

Property and equipment, net	28,285	31,273
Other assets	11,188	1,704

TOTAL ASSETS	$105,179	$229,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$141,201	$27,482
Unearned revenues	59,689	35,000
Total current liabilities	200,890	62,482

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,033,149 and 378,033,149 shares issued and outstanding respectively	37,802	37,802
Additional paid-in capital	1,332,431	1,332,431
Accumulated other comprehensive income (loss)	(612)	1,899
Accumulated deficit	(1,465,332)	(1,205,081)
Total stockholders' equity (deficit)	(95,711)	167,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$105,179	$229,533

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2014	2013
	(Restated)	(Restated)

Revenues	$-	$-

Operating expenses:
Research & development	121,106	68,596
General and administrative	139,011	125,243
Total operating expense	260,117	193,839
Loss from operations	(260,117)	(193,839)

Other (income) and expense:
Interest expense	(396)	-
Interest income	6	-
Foreign currency transaction loss (gain)	256	-
Total other income	(134)	-

Net loss	$(260,251)	$(193,839)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,511)	(302)
Comprehensive loss	$(262,762)	$(194,141)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	378,033,149	378,033,149

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended,
	March 31,
	2014	2013
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260,251)	$(193,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,861	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,660)	(57,158)
Accounts payable and accrued expenses	113,719	25,020
Unrecorded revenues	24,980	-
Net cash used in operating activities	(144,351)	(225,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(873)	-
Net cash used in investing activities	(873)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable	-	-
Proceeds from shares issued for cash	-	1,000,000
Net cash provided by financing activities	-	1,000,000

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(2,511)	(302)

Net increase (decrease)	(147,735)	773,721
Cash at beginning of period	179,132	75,774

Cash at end of period	$31,397	$849,495

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt discount	$-	$-

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended March 31, 2014.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $1,465,332 as of March 31, 2014, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RESTATEMENTS

On September 22, 2014, the Company determined that the assets acquired from World Moto in 2012 should be recorded at the transferors’ historical cost basis because the Company’s new shareholders obtained control of the Company as of the acquisition date, with an overall ownership percentage of approximately 60%. The Company also determined that the shares issued to the new shareholders should be recorded at sellers’ historical cost of zero on the assets acquired. The financial statements as of March 31, 2014 and December 31, 2013 and for six months ended March 31, 2014 and 2013 were restated by the Company to reflect the following adjustments:

1.	To remove the intangible assets initially capitalized by the Company at fair value of common stock issued to the new shareholders;

2.	To adjust the shares issued to the new shareholders for the assets to their historical cost basis of zero;

3.	To remove the amortization expense previously recorded for the intangible assets.

4.	To remove revenues previously recorded to unearned revenues.

The impact of the restatements on the Balance Sheet as of December 31, 2013 is as follows:

	As originally
	Reported	Change	Restated
Intangible assets	191,615	(191,615)	-
Total assets	421,148	(191,615)	229,533
Additional paid in capital	1,568,745	(236,314)	1,332,431
Accumulated deficit	(1,249,780)	44,699	(1,205,081)
Total stockholders' equity	358,666	(191,615)	(167,051)
Total liabilities and stockholders' equity	421,148	(191,615)	229,533

The impact of the restatements on the Balance Sheet as of March 31, 2014 is as follows:

	As originally
	Reported	Change	Restated
Intangible assets	181,851	(181,851)	-
Total assets	287,030	(181,851)	105,179
Unearned revenues	37,709	24,980	59,689
Total current liabilities	176,910	24,980	200,890
Additional paid in capital	1,568,745	(236,314)	1,332,431
Accumulated deficit	(1,494,815)	29,483	(1,465,332)
Total stockholders' equity	111,120	(206,831)	(95,711)
Total liabilities and stockholders' equity	287,030	(181,851)	105,179

The impact of the restatements on the Statement of Operations for the three months ended March 31, 2014 is as follows:

	As originally
	Reported	Change	Restated
Revenues	24,980	(24,980)	-
General and administrative	148,775	(9,764)	139,011
Total operating expense	269,881	(9,764)	260,117
Loss from operations	(244,901)	(15,216)	(260,117)
Net loss	(245,053)	(15,216)	(260,251)
Total comprehensive loss	(247,524)	(15,216)	(262,762)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statement of Operations for the three months ended March 31, 2013 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	135,007	(9,764)	125,243
Total operating expense	203,603	(9,764)	193,839
Loss from operations	(203,603)	9,764	(193,839)
Net loss	(203,603)	9,764	(193,839)
Total comprehensive loss	(203,905)	9,764	(194,141)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statement of Cash Flows for the three months ended March 31, 2014 is as follows:

	As originally
	Reported	Change	Restated
Net loss	(245,053)	(15,216)	(260,251)
Depreciation and amortization	13,625	(9,764)	3,861
Changes in unearned revenues	-	24,980	24,980

The impact of the restatements on the Statement of Cash Flows for the three months ended March 31, 2013 is as follows:

	As originally
	Reported	Change	Restated
Net loss	(203,603)	9,764	(193,839)
Depreciation and amortization	9,764	(9,764)	-

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

In parallel with this, we have completed the work to adapt the Moto-Meter electronics so that it can pass all current and anticipated regulatory requirements of INMETRO, the National Institute of Metrology for Brazil, as well as other international regulatory agencies. Additional work is currently being undertaken to improve the weatherization technology used in the Moto-Meter to enhance its ability to withstand environmental stresses, as well as work to provide a more generic Moto-Meter installation kit and wiring harness that will allow its installation into a wider variety of vehicles, such as auto rickshaws. A fully revised version suitable for certification and sales is expected in the 3rd quarter of 2014.

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

Results of Operations

Comparison of three month periods ended March 31, 2014 and 2013

Net Loss

For the three-month period ended March 31, 2014, we incurred a net loss of $ 260,251 compared to a net loss of $193,839 for the three-month period ended March 31, 2013.

Expenses

General and administration expenses for the three-month period ended March 31, 2014, amounted to $139,011 compared to $125,243 during the three-month period ended March 31, 2013. R&D expenses for the three-month period ended March 31, 2014 amounted to $121,106 compared to $68,596 during the three-month period ended March 31, 2013. The increase in expenses is due to growth of the Company in Thailand, continued R&D associated with our products and ongoing legal expenses for items such as patent acquisition in various countries.

Liquidity and Capital Resources

As of March 31, 2014, we had $65,706 in current assets and $200,890 in current liabilities. Our total assets were $105,179 and our total liabilities were $200,890. We had $31,397 in cash and our working capital deficit was $135,184.

Cash Flows:

	For the three months ended
	March 31,
	2014	2013
Cash Flows from Operating Activities	$(144,351)	$(225,977)
Cash Flows from Investing Activities	(873)	-
Cash Flows from Financing Activities	-	1,000,000
Effects of Currency Translations	(2,511)	(302)
Net increase(decrease) in cash	$(147,735)	$773,721

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

We are a start-up company and have incurred an accumulated loss of $1,465,332 since inception. Our independent auditors have issued an audit opinion for our financial statements for the years ended December 31, 2013 and 2012, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

ii)

We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity- level control over our financial statements.

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

WORLD MOTO, INC.

Dated: October 29, 2014	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)