Form 10-Q/A
period 2014-06-30
World Moto, Inc.
filed 2014-10-29
CIK 1492151

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

World Moto, Inc.

Form 10-Q/A

For the Three Months Ended June 30, 2014

EXPLANATORY NOTE

This Amendment No. 1 to World Moto Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A (this "Amendment") is being filed in response to comments from the staff of the Securities and Exchange Commission (the “SEC”) to the Company's Quarterly Report on Form 10-Q filed on August 19, 2014 (the "Original Quarterly Report"). The consolidated financial statements have been restated to correct for certain errors related to the Company’s recognition of intangible assets and share-based compensation.

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

World Moto, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$54,576	$179,132
Prepaid expenses and other current assets	23,951	17,424
Inventory	23,123	-
Total current assets	101,650	196,556

Property and equipment, net	27,899	31,273
Deferred financing cost, net of amortization	65,281	-
Other assets	11,136	1,704

TOTAL ASSETS	$205,966	$229,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$112,131	$27,482
Unearned revenues	59,528	35,000
Convertible note payable, net of discount of 464,892 and 0, respectively	78,587	-
Derivative liability	499,767	-
Stock payable	46,584	-
Total current liabilities	796,597	62,482

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,033,149 and 378,033,149 shares issued and outstanding respectively	37,802	37,802
Additional paid-in capital	1,332,431	1,332,431
Accumulated other comprehensive income (loss)	(1,742)	1,899
Accumulated deficit	(1,959,122)	(1,205,081)
Total stockholders' equity (deficit)	(590,631)	167,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$205,966	$229,533

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	$-	$-	$-	$-

Operating expenses:
Research & development	126,590	-	247,696	-
General and administrative	233,723	186,670	372,734	384,784
Total operating expense	360,313	186,670	620,430	384,784
Loss from operations	360,313	186,670	620,430	384,784

Other (income) and expense:
Interest expense	86,341	-	86,737	-
Interest income	-	(273)	(6)	(4,546)
Foreign currency transaction loss	74	-	(182)	-
Change in fair value of derivative liability	47,062	-	47,062	-
Total other (income) expense	133,477	273	133,611	4,546

Net loss	$(493,790)	$(186,397)	$(754,041)	$(380,238)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(769)	2,635	(1,742)	2,635
Comprehensive loss	$(494,559)	$(183,762)	$(755,783)	$(377,603)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	378,033,149	378,033,149	378,033,149	377,809,299

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended,
	June 30,
	2014	2013
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(754,041)	$(380,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,861	87
Amortization of debt discount and deferred financing cost	70,095	-
Change in fair value of derivative liability	47,062	-
Changes in operating assets and liabilities:
Inventory	(23,123)
Prepaid expenses and other current assets	(15,959)	(19,897)
Unearned revenues	24,528	-
Accounts payable and accrued expenses	84,649	11,420
Net cash used in operating activities	(562,928)	(388,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(487)	(3,322)
Refundable deposit paid	-	(1,759)
Net cash used in investing activities	(487)	(5,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable	442,500	-
Proceeds from shares issued for cash	-	1,000,000
Net cash provided by financing activities	442,500	1,000,000

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(3,641)	2,635

Net increase (decrease)	(124,556)	608,926
Cash at beginning of period	179,132	75,774

Cash at end of period	$54,576	$684,700

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt discount	$452,702	$-

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $1,959,122 as of June 30, 2014, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 – RESTATEMENTS

On September 22, 2014, the Company determined that the assets acquired from World Moto in 2012 should be recorded at the transferors’ historical cost basis because the Company’s new shareholders obtained control of the Company as of the acquisition date, with an overall ownership percentage of approximately 60%. The Company also determined that the shares issued to the new shareholders should be recorded at sellers’ historical cost of zero on the assets acquired. The financial statements as of June 30, 2014 and December 31, 2013 and for six months ended June 30, 2014 and 2013 were restated by the Company to reflect the following adjustments:

1.	To remove the intangible assets initially capitalized by the Company at fair value of common stock issued to the new shareholders;

2.	To adjust the shares issued to the new shareholders for the assets to their historical cost basis of zero;

3.	To remove the amortization expense previously recorded for the intangible assets.

The impact of the restatements on the Balance Sheet as of December 31, 2013 is as follows:

	As originally
	Reported	Change	Restated
Intangible assets	191,615	(191,615)	-
Total assets	421,148	(191,615)	229,533

Additional paid in capital	1,568,745	(236,314)	1,332,431
Accumulated deficit	(1,249,780)	44,699	(1,205,081)
Total stockholders' equity	358,666	(191,615)	167,051
Total liabilities and stockholders' equity	421,148	(191,615)	229,533

The impact of the restatements on the Balance Sheet as of June 30, 2014 is as follows:

	As originally
	Reported	Change	Restated
Intangible assets	171,978	(171,978)	-
Total assets	377,944	(171,978)	205,966

Additional paid in capital	1,568,745	(236,314)	1,332,431
Accumulated deficit	(2,023,458)	64,336	(1,959,122)
Total stockholders' equity	(418,653)	(171,978)	(590,631)
Total liabilities and stockholders' equity	377,944	(171,978)	205,966

The impact of the restatements on the Statement of Operations for the three months ended June 30, 2013 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	196,543	(9,873)	186,670
Total operating expense	(196,543)	9,873	(186,670)
Loss from operations	(196,543)	9,873	(186,670)
Net loss	(196,270)	9,873	(186,397)
Total comprehensive loss	(193,635)	9,873	(183,762)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statement of Operations for the six months ended June 30, 2013 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	404,421	(19,637)	384,784
Total operating expense	(404,421)	19,637	(384,784)
Loss from operations	(404,421)	19,637	(384,784)
Net loss	(399,875)	19,637	(380,238)
Total comprehensive loss	(397,240)	19,637	(377,603)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statements of Cash Flows for the six months ended June 30, 2013 is as follows:

	As originally
	Reported	Change	Restated
Net loss	(399,875)	19,637	(380,238)
Depreciation and amortization	19,724	(19,637)	87

The impact of the restatements on the Statement of Operations for the three months ended June 30, 2014 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	243,596	(9,873)	233,723
Total operating expense	370,186	(9,873)	360,313
Loss from operations	370,186	(9,873)	360,313
Net loss	(503,663)	9,873	(493,790)
Total comprehensive loss	(504,432)	9,873	(494,559)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statement of Operations for the six months ended June 30, 2014 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	392,371	(19,637)	372,734
Total operating expense	640,067	(19,637)	620,430
Loss from operations	640,067	(19,637)	620,430
Net loss	(773,678)	19,637	(754,041)
Total comprehensive loss	(775,420)	19,637	(755,783)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statement of Cash Flows for the six months ended June 30, 2014 is as follows:

	As originally
	Reported	Change	Restated
Net loss	(773,678)	19,637	(754,041)
Depreciation and amortization	23,498	(19,637)	3,861

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

As of June 30, 2014, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars. Additionally, much of our time has been used in administrative tasks such as preparing its application for admission to the Thai Science Park and establishing promotional privileges and tax exemptions through the Thailand Board of Investment.

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

Results of Operations

Comparison of three-month periods ended June 30, 2014 and 2013 and the six-month periods ended June 30, 2014 and 2013

Revenue

We have generated no revenues for the three months and six months ended June 30, 2014 and for the three months and six months ended June 30, 2013.

Net Loss

For the three-month period ended June 30, 2014, we incurred a net loss of $493,790 compared to a net loss of $183,762 for the three-month period ended June 30, 2013. For the six-month period ended June 30, 2014, we incurred a net loss of $754,041 compared to a net loss of $380,238 for the six-month period ended June 30, 2013.

Expenses

General and administration expenses for the three-month period ended June 30, 2014, amounted to $233,723 compared to $186,670 during the three-month period ended June 30, 2013. General and administration expenses for the six-month period ended June 30, 2014, amounted to $372,734 compared to $384,784 during the six-month period ended June 30, 2013.

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

Liquidity and Capital Resources

As of June 30, 2014, we have $101,650 in current assets and $796,597 in current liabilities. Our total assets were $205,966 and our total liabilities were $796,597. We had $54,576 in cash and our working capital deficit was $694,947.

Cash Flows:

	For the six months ended
	June 30,
	2014	2013
Cash Flows from Operating Activities	$(562,928)	$(388,628)
Cash Flows from Investing Activities	(487)	(5,081)
Cash Flows from Financing Activities	442,500	1,000,000
Effects of Currency Translations	(3,641)	2,635
Net increase (decrease) in cash	$(124,556)	$608,926

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

We have incurred an accumulated loss of $1,959,122 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2013 and 2012, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

14

Item 6. Exhibits.

Exhibit	Description
No.
3.1(a)	Articles of Incorporation (filed as an exhibit to Amendment No. 6 to the Registration Statement on Form S-1/A, as filed with the SEC on October 16, 2014 and incorporated herein by reference).
3.2	By-laws (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated April 4, 2014, between the Company and certain investors (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.2	Form of Debenture (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.3	Form of Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.4	Form of Security Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.5	Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Paul Giles (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2014).
10.6	Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Chris Ziomkowski (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2014).
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

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MOTO, INC.

Dated: October 29, 2014	By:	/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)