Form 10-Q/A
period 2014-03-31
World Moto, Inc.
filed 2014-11-10
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

EXPLANATORY NOTE

This Amendment No. 2 to World Moto Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A (this "Amendment") is being filed in response to comments from the staff of the Securities and Exchange Commission (the “SEC”) to the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on October 29, 2014.

Except for the changes made in connection with the SEC’s comments, no other changes have been made to the Company’s Quarterly Report on Form 10-Q/A filed on October 29, 2014 (the “Quarterly Report”). The Quarterly Report continues to speak as of the date of the Quarterly Report, and we have not updated any other disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Quarterly Report. Currently dated certifications from the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer have been included as exhibits to this Amendment.

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

NOTE 4 – RESTATEMENTS

On September 22, 2014, the Company determined that the assets acquired from World Moto in 2012 should be recorded at the transferors’ historical cost basis because the Company’s new shareholders obtained control of the Company as of the acquisition date, with an overall ownership percentage of approximately 60%. The Company also determined that the shares issued to the new shareholders should be recorded at sellers’ historical cost of zero on the assets acquired. The financial statements as of March 31, 2014 and December 31, 2013 and for three months ended March 31, 2014 and 2013 were restated by the Company to reflect the following adjustments:

1.	To remove the intangible assets initially capitalized by the Company at fair value of common stock issued to the new shareholders;

2.	To adjust the shares issued to the new shareholders for the assets to their historical cost basis of zero;

3.	To remove the amortization expense previously recorded for the intangible assets.

4.	To remove revenues previously recorded to unearned revenues.

Also, during the quarter ended June 30, 2014, management decided not to recognize franchise fee revenues until the franchisee commences operations. The Company originally recorded $24,980 as revenue for payments collected from a franchisee; however such franchisee has not yet commenced operations. Accordingly, the Company removed the $24,980 from revenues and increased unearned revenues.

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

Given our cash position of $31,397 as of March 31, 2014, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through April 15, 2014.

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

WORLD MOTO, INC.

Dated: November 10, 2014	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)