Form 10-Q
period 2014-09-30
World Moto, Inc.
filed 2014-11-19
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from __________ to __________

Commission file number:000-54694

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2014
Common stock, $.0001 par value	378,553,149

World Moto, Inc.

Form 10-Q

For the Three Months Ended September 30, 2014

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April 15, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

World Moto, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31, 2013
	2014	(Restated)
ASSETS
Current assets:
Cash	$84,682	$179,132
Prepaid expenses and other current assets	13,039	17,424
Inventory	24,974	-
Total current assets	122,695	196,556
Property and equipment, net of accumulated depreciation	26,124	31,273
Deferred financing cost, net of amortization	52,450	-
Other assets	11,169	1,704

TOTAL ASSETS	$212,438	$229,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$264,663	$27,482
Unearned revenues	59,980	35,000
Convertible note payable, net of discount of $486,647 and $0, respectively	161,832	-
Note payable – related party	37,008	-
Derivative liability	694,587	-
Total current liabilities	1,218,070	62,482

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 378,553,149 and 378,033,149 shares issued and outstanding respectively	37,855	37,802
Additional paid-in capital	1,378,962	1,332,431
Accumulated other comprehensive income (loss)	(8,705)	1,899
Accumulated deficit	(2,413,744)	(1,205,081)
Total stockholders' equity (deficit)	(1,005,632)	167,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$212,438	$229,533

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
		(Restated)		(Restated)

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	-	-	247,696	-
General and administrative	242,325	268,018	634,696	648,844
Total operating expense	242,325	268,018	882,392	648,844
Loss from operations	242,325	268,018	882,392	648,844

Other income and expense:
Interest expense	201,258	-	287,995	-
Interest income	-	(273)	(6)	(749)
Foreign currency transaction loss	(7,012)	-	(7,194)	-
Change in fair value of derivative liability	(1,586)	-	45,476	-
Total other expense	192,660	(273)	326,271	(749)

Net loss	$(434,985)	$(267,745)	$(1,208,663)	$(648,095)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(5,273)	2,635	(10,604)	842
Comprehensive loss	$(440,258)	$(265,110)	$(1,219,267)	$(647,253)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	378,038,740	378,033,149	$378,035,047	377,884,460

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended,
	September 30,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,208,663)	$(648,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,462	484
Amortization of debt discount and deferred financing cost	270,576	-
Change in fair value of derivative liability	45,476	-
Changes in operating assets and liabilities:
Inventory	(24,974)	-
Prepaid expenses and other current assets	(5,080)	(19,571)
Unearned revenues	24,980	-
Accounts payable and accrued expenses	237,182	15,147
Net cash used in operating activities	(655,041)	(652,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(313)	(9,484)
Refundable deposit paid	-	(1,721)

Net cash used in investing activities	(313)	(11,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable	534,500	-
Related party advances	37,008	-
Proceeds from shares issued for cash	-	1,000,000
Net cash provided by financing activities	571,508	1,000,000

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(10,604)	842

Net increase (decrease)	(94,450)	337,602
Cash at beginning of period	179,132	75,774

Cash at end of period	$84,682	$413,376

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for deferred financing cost	$46,584	$-
Debt discount on note for derivative liability	$552,701	$-

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Notes to the Consolidated Financial Statements

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended September 30, 2014, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2014. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2014.

	Level 1	Level 2	Level 3	Level 4
Liabilities
Derivative liability	$-	$-	$694,587	$694,587

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

Franchise Fee Revenue

Revenues from licensees include a royalty based on a percent of sales, and may include initial fees. Continuing royalties are recognized in the period earned. Initial fees are recognized upon granting of a new franchise term, which is when the Company has performed substantially all initial services required by the franchise arrangement and after the franchisee commences operations. Additionally, the first twelve months of operations are royalty free for the franchisee.

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

Subsequent Event

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $2,413,744 as of September 30, 2014, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 10, 2014, the Company entered into a Fleet Franchise Agreement (“the Franchise Agreement”) with MAV. MAV paid the Company $24,980 for the right to utilize the Yes software and all other trademarks of the Company, including but not limited to “Yes”, “World Moto” and “Wheelies” (collectively, the “Marks”) in the Federal Territory of Kuala Lumpur, Malaysia. Initial training has been completed for the Franchisee; however, the Franchisee has not begun operations; therefore the company recorded the entire amount received as deferred revenue. This revenue will be recorded as earned when MAV completes its first sale using the Yes software and commenced operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2014, the Company received two interest free loans from one of the major stockholders and directors totaling $37,008. We borrowed $28,000 on July 30, 2014 and $9,008 on August 29, 2014. These loans will be paid back from proceeds of the debenture financing that is expected to be completed by the end of 2014. All proceeds were used for operating expenses incurred during the third quarter of 2014.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 4, 2014, the Company entered into the Initial Debentures with the Investors in the aggregate principal amount of $543,479 for a purchase price of $500,000 (8% original issue discount) (“RM-DC Note”). The holder is guaranteed interest at the rate of 12% and the notes have a maturity date of April 4, 2015. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of: (i) $0.10 per share or (ii) 70% of the lowest traded price per share of the common stock during the twenty five (25) trading days prior to the date of conversion.

For the nine months ended September 30, 2014, the Company recorded a debt discount of $452,703, as result of the embedded conversion feature being a financial derivative, for proceeds received. The company also recorded a debt discount of $63,482, as result of the 8% original issue discount and $20,000 in fees related to fees paid to the investors.

The discounts on the Debentures are amortized by the Company through interest expense over the life of the notes. During the nine months ended September 30, 2014, the Company recorded $133,598 amortization of the debt discount on the notes.

On September 24, 2014, the Company completed an offering by entering into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with Macallan Partners for an aggregate principal amount of $105,000 for a purchase price with a 5% original discount and $8,000 in deferred financing costs-broker fees in the form of a convertible note (“MP Note”).

The MP Note earns an interest rate equal to 8% per annum and matures on September 30, 2015. This Note may be prepaid in whole or in part. Any amount of principal or interest on this MP Note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid and a penalty of 50%. The MP Note is redeemable for 125%–150% at various intervals.

The MP Note is convertible any time after 120 days after issuance, and the Purchaser has the right to convert the MP Note into shares of the Company’s common stock at a conversion price equal to the lower of: 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice. If conversion shares are not deliverable by DWAC then an additional 5% discount will apply to the conversion price. If the shares are ineligible for deposit into the DTC system for any reason and only eligible for “X clearing” then an additional 10% discount will apply to the conversion price. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Conversion Price (a dilutive reset).

For the nine months ended September 30, 2014, the Company recorded a debt discount of $100,000, as result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $5,000 as result of the 5% original issue discount. The Company determined that the fair value of the conversion feature was $196,408 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $96,408 was expensed immediately as additional interest expense. During the nine months ended September 30, 2014, the Company recorded $938 amortization of the debt discount on the notes.

In addition, in no event the Purchaser may convert the shares into common stock if the Purchaser’s total number of shares beneficially held at that time would exceed 9.99% of the number of shares of the Company’s common stock.

As summary of value changes to the notes for the period ended from April 4, 2014 to September 30, 2014 is as follows:

RM-DC Note	$543,479
MP Note	105,000
Total value principal	648,479
Less: repayment of principal	-
Less: discount related to fair value of the embedded conversion feature	(552,701)
Less: discount related to original issue discount	(68,482)
Add: amortization of discount	134,536
Carrying value at September 30, 2014	$161,832

In connection with the sale of the Debentures, the Company issued 520,000 shares of common stock valued at $46,584 and cash in the amount of $45,500 to its placement agent. The fees have been recorded to deferred financing cost. The deferred financing cost are amortized by the Company through interest expense over the life of the notes. During the nine months ended September 30, 2014, the Company recorded $39,634 amortization of the deferred financing cost.

NOTE 6 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion prices under its convertible notes causes the embedded conversation feature to be a financial derivative. The Company may not have enough authorized common stock to settle its obligation if the note holder elects to convert the note into common shares when the trading price is lower than a certain threshold.

The derivative instruments were valued at April 4, 2014, September 24, 2014 and each quarterly period through to September 30, 2014. The following assumptions were used for the valuation of the derivative liability related to the Notes as of April 4, 2014, September 24, 2014, and September 30, 2014:

  The underlying stock price was used as the fair value of the common stock;

  The RM–DC Notes cash amount total $500,000 plus an 8% OID plus a guaranteed 12% interest is converted at 70% of the lowest trading price during 25 days preceding conversion.

  The MP Note cash amount total $100,000 plus an 5% OID plus a 8% interest is converted at the lower of: 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice.

  The projected volatility for each valuation period was based on the volatility of the Company based on a six month average of annualized rates: April 4, 2014, 219%; September 24, 2014, 95%; and September 30, 2014, 95%.

  The note conversions effectively convert at discounts rates of 33.56%, 54.76%; and 31.54%– 54.91%; as of April 4, 2014, September 24, 2014 and September 30, 2014.

  Capital raising events would occur annually with full/dilutive resets for the notes;

  The Holder would redeem based on availability of alternative financing, 0% of thetime increasing 1.0% monthly to a maximum of 10%;

  The Holder would automatically convert the note starting after 120–180 days and at maturity if the registration was effective and the company was not in default.

The fair values of the derivative liabilities related to the convertible notes are summarized as:

Fair value of RM-DC Notes	$452,703
Fair value of MP Note	196,408
Change in fair value of derivative liability	45,476
Fair value at September 30, 2014	$694,587

NOTE 7 – RESTATEMENTS

On September 22, 2014, the Company determined that the assets acquired from World Moto in 2012 should be recorded at the transferors’ historical cost basis because the Company’s new shareholders obtained control of the Company as of the acquisition date, with an overall ownership percentage of approximately 60%. The Company also determined that the shares issued to the new shareholders should be recorded at sellers’ historical cost of zero on the assets acquired. The financial statements as of December 31, 2013 and for nine months ended September 30, 2013 were restated by the Company to reflect the following adjustments:

1.	To remove the intangible assets initially capitalized by the Company at fair value of common stock issued to the new shareholders;

2.	To adjust the shares issued to the new shareholders for the assets to their historical cost basis of zero;

3.	To remove the amortization expense previously recorded for the intangible assets.

The impact of the restatements on the Balance Sheet as of December 31, 2013 is are follows:

	As Originally
	Reported	Change	Restated
Intangible assets	$191,615	$(191,615)	$-
Total assets	421,148	(191,615)	229,533

Additional paid in capital	1,568,745	(236,314)	1,332,431
Accumulated deficit	(1,249,780)	44,699	(1,205,081)
Total stockholders' equity	358,666	(191,615)	167,051
Total liabilities and stockholders' equity	421,148	(191,615)	229,533

The impact of the restatements on the Statement of Operations and Comprehensive Loss for the three months ended September 30, 2013 are as follows:

	As Originally
	Reported	Change	Restated
General and administrative	$278,107	$(9,873)	$268,234
Total operating expense	(278,107)	9,873	(268,234)
Loss from operations	(278,107)	9,873	(268,234)
Net loss	(277,947)	9,873	(268,074)
Total comprehensive loss	(279,740)	9,873	(269,867)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2013 are as follows:

	As Originally
	Reported	Change	Restated
General and administrative	$678,570	$(29,619)	$648,951
Total operating expense	(678,570)	29,619	(648,951)
Loss from operations	(678,570)	29,619	(648,951)
Net loss	(677,821)	29,619	(648,202)
Total comprehensive loss	(676,979)	29,619	(647,360)

Net loss per common share - basic and diluted	(0.00)		(0.00)

The impact of the restatements on the Statements of Cash Flows for the nine months ended September 30, 2013 are as follows:

	As Originally
	Reported	Change	Restated
Net loss	$(677,821)	$29,619	$(648,202)
Depreciation and amortization	30,210	(29,619)	591

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

As of September 30, 2014, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars.

Business Overview

Plan of Operations

We plan to establish ourselves as a company that designs, manufactures, markets and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities. We currently have patent applications pending for our products in 59 countries. To achieve our objective, we have established our operational subsidiary in Thailand for product development and a presence in two additional potential markets, Brazil and Nigeria, and begun expanding our work force to be able to implement our business plan.

The Moto-Meter is in the verification build stage and has been initially introduced to motorcycle taxi-operators in Thailand, and we anticipate expanding to Indonesia, Vietnam during the first quarter 2015 and in Brazil within the next 12 months. We will be outsourcing mass production for the Moto-Meter to a third party manufacturer in the coming weeks.

As an element of mobile commerce, we have introduced “Yes,” a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service has been going through testing and is now being launched with our first customer, Mobile Advertising Ventures, Ltd. in Kuala Lumpur, Malaysia. We expect Yes to go live in in the first quarter of 2015 in Kuala Lumpur, Malaysia. We also intend to launch Yes™ over the next 12 months in Thailand and Cambodia.

We have procured our first customer for Wheelies in Thailand. We are focused on the development of Wheelies as a unique advertising product, which displays static and streaming media on the wheels of motorcycles and automobiles, providing a new mobile medium for advertising, broadcasting, self-expression and publishing. We have successfully completed a pre-production version of Wheelies and have successfully completed testing. We are currently in negotiations for an exclusive advertising arrangement on the Wheelies product. We anticipate these negotiations to conclude by the end of the fourth quarter 2014 and production of Wheelies for use in advertising will begin after an agreement is reached.

In Thailand, we entered into a distribution agreement with Lucky Distributors, Ltd. (“Lucky”). Under the terms of this distribution agreement, Lucky has the non-exclusive right to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout Thailand and the surrounding border markets. Lucky is a national distribution company based in Thailand. It is also a preferred supplier for the Motorcycle Taxi Association of Thailand. We believe Lucky’s reputation and relationship with the moto taxi community will help promote Moto-Meter in Thailand.

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

Moto-Meter

Estimated
Expenses	Description

Engineering	$70,000
Additional Prototyping and Mechanical Construction	$15,000
Initial Sales Training and Support	$10,000
Production Tooling and NRE Charges	$50,000
Development of Production Test Fixtures	$50,000
Licensing and Certification	$20,000
Components for Initial Production	$65,000
Training and Equipment	$45,000

Total	$305,000

Wheelies

Estimated
Description	Expenses

Establish Production and Support	$70,000
Warranty Service	$5,000

Total	$75,000

Yes

Estimated
Description	Expenses

Development of Handset Application	$84,000
Development of Agent Handset Application	$84,000
Establishment of Customer Service Center	$5,000
Initial Awareness Campaign	$3,000

Total	$176,000

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

Results of Operations

Comparison of three-month periods ended September 30, 2014 and 2013 and the nine-month periods ended September 30,2014 and 2013

Revenue

We have generated no revenues for the three months and nine months ended September 30, 2014, and for the three months and nine months ended September 30, 2013.

Expenses

General and administration expenses for the three-month period ended September 30, 2014, amounted to $242,325 compared to $268,018 during the three-month period ended September 30, 2013. General and administration expenses for the nine-month period ended September 30, 2014, amounted to $634,696 compared to $648,844 during the nine-month period ended September 30, 2013.

R&D expenses for the three-month periods ended September 30, 2014 and 2013 amounted to $0. R&D expenses for the nine-month period ended September 30, 2014 amounted to $247,696 compared to $0 during the nine-month period ended September 30, 2013.

The increase in expenses is due to growth of the Company in Thailand and R&D associated with our products and legal expenses for items such as patent acquisition in various countries.

Other Income and Expense

For the three month period ended September 30, 2014, we incurred other expenses totaling $192,660 compared to $273 during the three-month period ended September 30, 2013. The other expense for the nine month period ended September 30, 2014 amounted to $326,271 compared to $749 during the nine-month period ended September 30, 2013. The increase is the result of the increase in interest expense related to the convertible note payable.

Net Loss

For the three-month period ended September 30, 2014, we incurred a net loss of $434,985 compared to a net loss of $267,745 for the three-month period ended September 30, 2013. For the nine-month period ended September 30, 2014, we incurred a net loss of $1,208,663 compared to a net loss of $648,095 for the nine-month period ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had $122,695 in current assets and $1,218,070 in current liabilities. Our total assets were $212,438 and our total liabilities were $1,218,070. We had $84,682 in cash and our working capital deficit was $1,095,375.

Cash Flows:

	For the nine months ended
	September 30,
	2014	2013
Cash Flows from Operating Activities	$(655,041)	$(652,035)
Cash Flows from Investing Activities	(313)	(11,205)
Cash Flows from Financing Activities	571,508	1,000,000
Effects of Currency Translations	(10,604)	842
Net increase(decrease) in cash	$(94,450)	$337,602

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

On September 24, 2014, the Company completed an offering by entering into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with Macallan Partners for an aggregate principal amount of $105,500 for a purchase price with a 5% original discount and $8,000 in deferred financing costs-broker fees in the form of a convertible note (“MP Note”).

Given our cash position of $84,682 as of September 30, 2014, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through November 30, 2014

We have incurred an accumulated loss of $2,413,744 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2013 and 2012, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Persuasive Evidence of an Arrangement -The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed - The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location.

The Fee for the Arrangement Is Fixed or Determinable - Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales and rentals are fixed under the terms of the written contract. Fees for certain monthly services, including certain portions of networking, storage, and content distribution and caching services, are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer’s fee is determinable. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectibility Is Reasonably Assured - The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

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

As of the quarterly period ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2014, we entered into a financing agreement with an investor pursuant to which we issued a convertible debenture in the principal amount of $105,000, for a purchase price of $100,000 (4.76% original issue discount). The convertible debenture has a maturity date of September 30, 2015 and accrues interest at 8% annually. The investor has the right to convert the outstanding principal and interest into shares of common stock of the Company at a conversion price equal to the lower of: 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice.

The issuance of the convertible debenture was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (filed as an exhibit to Amendment No. 6 to our Registration Statement on Form S-1, as filed with the SEC on October 16, 2014, and incorporated herein by reference).
3.2	By-laws (filed as an exhibit to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
10.1*	Financing Agreement, dated September 24, 2014, between the Company and Macallan Partners, LLC.
10.2*	Convertible Debenture, dated September 24, 2014, between the Company and Macallan Partners, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MOTO, INC.

Dated: November 19, 2014	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)