Form 10-K
period 2014-12-31
World Moto, Inc.
filed 2015-04-16
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission file number: 000-54694

WORLD MOTO, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0716386
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

131 Thailand Science Park INC-1 #214
Phahonyothin Road	N/A
Klong1, Klong Luang
Pathumthani 12120 Thailand

(Address of principal executive offices)	(Zip Code)

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

Yes [  ]                          No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $9,056,383.90

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of April 13, 2015
Common Stock, $0.0001 par value per share	439,696,519 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

WORLD MOTO, INC.

TABLE OF CONTENTS

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

ITEM 1. BUSINESS.

Corporate History

General

World Moto, Inc. was incorporated on March 24, 2008 in the State of Nevada under the name Net Profits Ten Inc. Our original purpose was to market and distribute user-friendly interactive yearbook software for the military. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. Additionally, on November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”~~.~~, which name change became effective on November 15, 2012, upon approval from the Financial Industry Regulatory Authority (“FINRA”). On January 18, 2014, we amended our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 1,000,000,000. On April 9, 2015, we further amended our Articles of Incorporation to increase our authorized shares of common stock from 1,000,000,000 to 2,000,000,000.

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

The acquisition transaction of the Assets was accounted for as a purchase of assets in accordance with Rule 11-01(d) of Regulation S-X and ASC 805-10-55-4. The Assets had a contract stated value of $100,000 based on several factors about the shares issued as consideration, including the limited trading of the common stock, the restricted characterization of the securities with not less than a one year holding period before Rule 144 would apply, the absence of registration rights, and the determination of the value of the Assets by Old WM. No goodwill was recognized in the purchase. No formal, independent valuation was obtained in connection with the purchase of the Assets. In accordance with Generally Accepted Accounting Principles, we valued the Assets at $0.

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

The Moto-Meter is in the verification build stage and the pre-production phase has been completed in Thailand. We anticipate expanding to Indonesia and Vietnam during the second quarter 2015 and in Brazil within the next 12 months. We will be outsourcing mass production for the Moto-Meter to a third party manufacturer in the coming weeks. We have also launched the App, which is a smartphone application, in conjunction with the launch of the Moto-Meter. The Yes service has been going through testing and is now being launched with our first customer, Mobile Advertising Ventures, Ltd. in Kuala Lumpur, Malaysia. We expect Yes to go live in in the third quarter of 2015 in Kuala Lumpur, Malaysia. Yes™ was also officially launched in Thailand on March 9, 2015, and we intend to launch in Cambodia over the next 12 months. We have also successfully completed a pre-production version of Wheelies and have successfully completed testing. We anticipate licensing Wheelies exclusively to advertisers over the next 12 months, after which we plan to begin retail sales.

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

We have entered the moto-meter market in Thailand, and we plan to expand to Indonesia and Vietnam, and then branch out to additional countries that have a high use of moto-taxis such as Brazil and other developing economies throughout the world. Moto-taxis are most common in economically developing and emerging growth countries. There also is increasing use of the moto-taxi in the developed world, such as in Paris and London, because of their convenience and speed. We plan on developing a distribution network of the meter products through franchised dealers, resellers and brick and mortar storefronts in our selected markets. We have decided to utilize these types of vendors because aspects of the Moto-Meter include add on products, and these vendors will be able to help with installation and provide explanations for use.

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

We have entered into discussions with the office of the mayor of Montes Clare, Brazil, to mandate the use of Moto-Meters on all moto taxis within the city of Montes Claros. Montes Claros is considered the "motorcycle taxi capital" of northern Brazil and an ideal city to launch the Moto-Meter in Brazil. We believe that a regulatory mandate here will act as a springboard into the potentially larger markets of Brazil's other highly populated cities. Although no agreement has yet been entered into with respect to the use of the Moto-Meter in Montes Claros, we intend to follow up with the office of the mayor of Montes Clares regarding the launch of the Moto-Meter in the second quarter of 2015.

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

In Africa, we established an office in Lagos, Nigeria. Previously, we have had discussions with HRH Oriteme Banigo (who is currently employed by UBA Plc) who has informed us that certain government officials in Nigeria have expressed interest in the Moto-Meter. However, no agreements have been entered into with respect to the use of the Moto-Meter in Lagos. We intend to follow up with Mr. Banigo regarding the launch of the Moto-Meter in the second quarter of 2015. Establishing a physical presence in the city is now essential for us as we enter the process of formalizing these discussions into a clear plan to introduce the Moto-Meter into Lagos and cities across Africa. On November 4, 2013, we were awarded a patent on the Moto-Meter technology until 2033 in Nigeria, a country with more than 3 million motorcycle taxis. According to Reuters, there are "as many as one million motorcycle taxis in Lagos," a city of Nigeria, and estimates for the total number of motorcycle taxis in Nigeria exceed 3 million — a number that is equal to the total number of automobile taxis in the entire world.

Products

Moto-Meter

Our principal product currently is the Moto-Meter, which has been introduced in Thailand. Our first product is a light emitting diode (LED) model and once a market is established for that product, we will market a liquid crystal display as a premium model. The LED model will be a portable/universal meter that is compact and easily swapped among vehicles. It will be rugged and will work with all vehicle classes. The meter will provide starting rate, time, total fare and distance measures. The device will have event data recording, Global Positioning System (GPS) functionality and advertising capacity. The premium product has added features such as television and video display capability. Mobile commerce will also be an early stage enhancement, which will allow for electronic payment of the fare and also purchasing other products and services.

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

We plan on developing future products that complement the basic forms of Moto-Meters. These may include advertising, booking, delivery, electronic payment and similar products and devices and includes the “Yes™” concierge capability and the “App” (see descriptions below). The basic Moto-Meter provides event data recording and GPS positioning, which are valuable safety features.

We are now accepting orders from qualified global distributors and fleet operators for the Moto Meter™. The global opening of sales came after several months of rigorous testing on the streets of Bangkok and with select partners. We believe that the ongoing quality assurance process demonstrated that the Moto-Meter™ can withstand the extreme hazards that it will be subjected to in the field. We believe that the testing additionally demonstrated that not only is the ruggedized device capable of withstanding the physical assaults of daily operations, but that the user experience from both passengers and drivers meets the standards that the company has set in order to begin general sales of the product. A preproduction launch to motorcycle taxi-operators in Thailand, afforded an opportunity to gauge public opinion about the Moto-Meter™ and we have generally received a positive response from people from all walks of life, including motorcycle taxi drivers, students, celebrities, officials and business people. We are currently actively pursuing our goal of certifying the Moto-Meter™ with two administrative authorities in preparation for advancing negotiations on regulatory mandates. Negotiations for legislation mandating the Moto-Meter™ will be pursued in parallel with the general sales process. We anticipate expanding sales of Moto-Meter™ to Indonesia and Vietnam during the second quarter 2015 and in Brazil within the next 12 months.

In conjunction with the opening of sales for the Moto Meter, we launched a smartphone application (the “App”). The App connects directly to the Moto-Meter™ via a secure Bluetooth connection, and can access data from the meter in real-time, giving users the ability to view ratings and a profile of the driver before getting on the bike. During the ride, it provides continuous analysis on the fare and GPS location, augmenting the Moto-Meter's already significant anti-tampering security protocols, as well as transmitting the location to designated individuals or safety monitoring services. The application also has the ability to offer customized products and services to the users during the ride, with the purchase conveniently added to the fare. As credit card use is still limited in the demographic that usually engages motorcycle taxis for their daily mobility, this feature can often prevent a special trip to a convenience store to pay for the needed product.

The App also has the ability to offer per trip insurance to motorcycle taxi passengers for a nominal fee. In much of the developing world, the operators of such taxis are often uninsured or underinsured, and additional third party insurance can either augment the user's own insurance or provide benefits to those whose own policies may restrict coverage. While optional insurance is common in the case of long distance travel such as with airlines, the ability to offer pay per trip micro insurance for local driving is a unique feature not currently offered. We anticipate that this type of novel service, which requires both a regulated and trusted device on the motorcycle plus a trusted device of the purchaser, will be a strong driver of Moto-Meter™ sales.

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

The estimated cost associated with the development of Moto-Meter during the next 12 months is $375,000. See page 13 of “Risk Factors” for further discussion of the risks related to our capital requirements.

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

We will be moving immediately into limited production of Wheelies, which involves low volume production runs of tens to hundreds of units in order to refine the production yields, increase the efficiency, and decrease warranty and support costs of the manufacturing process. DMC will provide their experienced research and development team to assist in the design of the automated test and analysis fixtures and programs required to optimize this system. We anticipate the limited production and optimization stage to last approximately 6 months, after which full commercial production will commence by the second quarter of 2015 for ventures with advertising agencies in Thailand. Although we entered into an agreement to sell an initial 10 Wheelies, those items have not yet been delivered so the purchase price for those items is currently being treated as a customer deposit and not revenue.

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

The estimated cost associated with the development of Wheelies during the next 12 months is $40,000.

Yes™

We developed the Yes™ service further in 2014 mainly targeting developing countries where motorcycle use is more pervasive. Yes™ is a personal retail and delivery service superimposed on a mobile delivery infrastructure. A user may simply tap an app to obtain refreshments, toothpaste, diapers and other necessities, delivered anywhere in less than 20 minutes. We believe Yes™ will make brick and mortar commerce as convenient as the Internet.

The Yes ™ service was developed in-house. The Yes™ service has been going through testing and is now being launched with our first customer, Mobile Advertising Ventures, Ltd in Kuala Lumpur, Malaysia. We expect Yes to go live in the third quarter of 2015 in Kuala Lumpur, Malaysia. Yes™ was also launched in Thailand on March 9, 2015, and we intend to launch in Cambodia over the next 12 months. We have also successfully completed a pre-production version of Wheelies and have successfully completed testing. We anticipate licensing Wheelies exclusively to advertisers over the next 12 months, after which we plan to begin retail sales.

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

The estimated cost associated with the development of Yes during the next 12 months is.$140,000

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

The agreement is for a term of five years and may be terminated (i) by either party upon a substantial breach of the agreement, (ii) by us if Lucky undergoes a change in control, or (iii) by us at any time after three years. The products will be sold at prices stated at FOB our offices in Thailand and will not include transportation costs, which will be borne by Lucky. Lucky will use its best efforts to promote the sale and distribution of the products and we will assist Lucky with any advertising campaigns to be conducted. We also agree to indemnify Lucky from any losses relating to allegations that the products infringe upon any patents, copyrights, or proprietary right. This agreement is not revenue producing as yet, and we expect it to be producing revenues by the fourth quarter of 2015

Mobile Advertising Ventures, Ltd.

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

This collaboration allowed us to move immediately into limited production of the Wheelies device, which involves low volume production runs of tens to hundreds of units in order to refine the production yields, increase the efficiency, and decrease warranty and support costs of the manufacturing process. DMC will provide their experienced research and development team to assist in the design of the automated test and analysis fixtures and programs required to optimize this system. We anticipate the limited production.to continue until the second quarter of 2015, after which Wheelies will be produced on an as needed basis for qualified advertisers in Thailand. We anticipate moving to retail sales in approximately 12 months.

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

Wheelies

We intend to market Wheelies over the next 12 months primarily as an advertising platform in Thailand. The technology may require permits and waivers to be used on public streets in Thailand. In the event that Wheelies are used in a fixed, outdoor location, such as on a stage at the entrance to a building, the only governing regulation is the fees that must be paid to acquire an outdoor signage tax permit. Permits are issued on a nondiscriminatory basis by the governing municipal authority and taxes are based purely on the area of the display medium.

In the event Wheelies are used on public roads, they will be regulated by the Thailand Land Traffic Act of 1979 and associated ministerial regulations. Strict interpretation of these existing regulations limit any exterior vehicle lighting to headlamps, brake lights and turn signal indicators unless otherwise approved by the Department of Land Transport. In practice, however, we have observed that these rules are overly restrictive and not currently enforced. Vehicles with hundreds of variations of external lighting displays are common on the streets of Thailand. We do not currently intend on requesting a waiver from the Department of Land Transport before commencing advertising activities and therefore, it may be subject to penalties, such as fines, or even a prohibition on using the Wheelies technology on public streets until a waiver is obtained from the Department of Land Transport. Any of the foregoing results may have a material adverse effect on our Wheelies business in Thailand.

Yes™

Yes™ was launched in a 6 square kilometer area of the Wattana District in downtown Bangkok, Thailand on March 9, 2015. We intend on expanding the coverage area to other areas of Bangkok during the coming 12 months. Additionally, we intend to launch Yes™ in the third quarter of 2015 in Kuala Lumpur, Malaysia, and in Cambodia over the coming 12 months. Both e-commerce as well as messenger and delivery services are currently entirely unregulated in all of these jurisdictions, and we are not aware of any legal or regulatory standards that would inhibit our ability to execute on our business plans regarding this product.

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

Competition

Since the Moto-Meter can be used for any class of vehicles, we may compete with manufacturers of automobile taximeters. Although a simple automobile taxi-meter can be adapted for use with a motor scooter or motorcycle, the Moto-Meter products have many more functions and we believe at a higher level of quality and security. We are currently unaware of any other company that has successfully developed a similar-type product to the Moto-Meter.

Notwithstanding the fact that we expect to be first to market in this industry, it is possible that other meter manufacturers may decide to address the moto-taxi market and develop products that will be able to compete with the Moto-Meter products. Such companies may have greater financial and engineering capabilities, which will make it more difficult for us to establish ourselves in various markets or offer substantial competition product offerings and pricing.

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

We have filed for patent protection for our Moto-Meter technology in 61 countries throughout Asia, Africa, Europe and the Americas. These countries were carefully selected to cover the vast majority of the world's mototaxi fleet and population. Nigeria is the first locality to complete its investigations and issue a patent. The patent was granted as filed, with no changes or office actions required on any of its 28 claims, and will remain in force until February 8, 2033. Additionally, Mexico has officially signaled its intention to issue the patent as filed, with no changes required on any of its 28 claims. On January 10, 2014, the Instituto Mexicano de la Propiedad Industrial (IMPI), or the Mexican Patent Office, issued an official communication informing us that our Moto-Meter patent had met all requirements for patentability and successfully overcome the formal examination stage for issuing a patent. The application is now awaiting publishing in the IMPI's Official Gazette, and the formal patent may be issued thereafter. The Dominican Republic granted the patent as filed, with no changes or office actions required on any of its 28 claims, and will remain in force until February 8th, 2031.

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

Patent Applications Completed Substantive Evaluation and Awaiting Publication

Mexico Patent - 93533 (MX/2013/071677) - Universal Vehicle Management System

Issued Patents

Nigeria Patent 001031 (NG/C/2013/085) - Universal Vehicle Management System [Expires August 6, 2033]

The Dominican Republic expires February 8th, 2031.

South Africa

Morocco

In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary knowhow and trade secrets. We have implemented a program whereby all of our employees have signed non-disclosure agreements with respect to our intellectual property, we do consider our employees’ work to be proprietary and owned by us. Where necessary, we will take steps to protect our intellectual property interests under the laws of the jurisdictions in which we operate and intend to operate. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with us.

We have not registered any trademarks at this time and are relying on common law trademark protection. However, as our business develops, we plan to develop specific trademarks for our products and services and seek registration of those marks with government authorities for their protection.

Research and Development

In the fiscal year ended December 31, 2014, we spent approximately $406,284 on research and development activities and spent approximately $366,000 on research and development activities in the fiscal year ended December 31, 2013. It is anticipated that for the 2015 fiscal year, we will devote approximately $500,000 to product development activities.

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

Because we have generated limited revenues which are not sufficient to cover our operating expenses and have incurred losses for the period from March 24, 2008 (inception) to December 31, 2014 there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We have generated no revenues for the fiscal year ended December 31, 2014, and had a net loss of $2,160,699. We have a total accumulated deficit of $3,365,780 since inception. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made, should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 15, 2015, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our capital requirements are significant. In order to implement our plan of operations for the next twelve (12) months, we estimate that we will need $556,000. Given our cash position of $56,000 as of April 15, 2015, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through May 15, 2015, but only on a very limited budget. In order to execute on our business strategy, we will require $500,000 in additional working capital over the next 12 months, commensurate with the operational needs of our planned marketing, development and distribution efforts.

We are not currently generating sufficient cash flow to fund our operations. There can be no assurance that we will be able to generate sufficient cash flows in the future which will be sufficient to fund our operations. We plan to seek additional equity capital in the very near future to fund our operations. There is no assurance that we will be able to obtain this financing, in the amounts required or on terms acceptable to us. If additional financing is obtained, we will most likely be selling additional equity securities with the consequence of dilution to our current shareholders. If financing is not obtained, then we may have to curtail or reduce our activities. Aside from the sale of the Debentures, we have no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to us on acceptable terms, or at all.

Until we have developed and launched our products at commercial levels, there is uncertainty of market acceptance and the efficacy of the commercialization strategy.

While we have launched our products in the pre-production stage, we have not begun full production and sales at a commercial level, except for Moto-Meter which has recently completed the pre-production phase, Wheelies which has begun limited production, and Yes which currently has one customer. Until we have consistent, proven sales, there is uncertainty of product acceptance in the intended markets and our ability to commercialize our products. As with any transformational product, there will be a time before customers embrace the produce and recognize its full value. If there are no, or only low levels of, product acceptance and sales, we may have to alter our business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services is subject to great uncertainty. Achieving market acceptance will require us to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for our products. We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our efforts will be subject to all of the risks associated with the commercialization of new products, including unanticipated delays, expenses, technical problems or difficulties and technological obsolescence due to changing technology and the evolution of industry standards. There can be no assurance that markets for our products will not be limited, or that our strategies will result in successful product commercialization or in initial or continued market acceptance for our products.

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

Because Messrs. Paul Giles and Chris Ziomkowski collectively own approximately 48.23% of the issued and outstanding shares of common stock of our Company, they will be able to influence, if not control, the Company, elect all of our directors, increase the authorized capital, dissolve, merge, sell the assets of our Company and generally direct our affairs.

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

Most of our cash and cash equivalents are currently held in Thai banks, which do not provide the same protections as U.S. banks. For instance, Thailand’s Deposit Protection Agency Act, which was established to take effect on August 11, 2008, provides that depositors in Thai commercial banks will only be insured for ฿1,000,000 THB (or $30,742 USD based on an exchange rate of 32.53 as of April 13, 2015) in each financial institution. If the recent political, social, business and economic conditions in Thailand were to result in the failure of the financial institutions that hold our cash and cash equivalents, we may lose a significant portion of our cash and cash equivalents to the extent such amounts exceed the protection provided by the Deposit Protection Agency Act. If such events were to occur, they could have a materially adverse effect on our business, financial condition and operating results.

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

Our common stock is currently traded under the symbol “FARE,” but currently with low volume, based on quotations on the OTCQB marketplace, operated by OTC Markets Group, Inc., meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or occasionally non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

We are obligated to provide anti-dilution protection to certain investors, and such anti-dilution protections may make it more difficult and expensive for us to raise additional capital in the future and may result in further dilution to current shareholders.

We have issued debentures (the “Debentures”) to certain investors which provide that the conversion price of such debentures will adjust to the lowest price per share at which additional shares (with certain exceptions) are issued or deemed to be issued (a “full-ratchet” adjustment). Because these anti-dilution provisions will have the effect of lowering the price at which shares of our common stock are issued upon conversion of the Debentures, if we are unable to raise additional capital at an effective price per share that is higher than the exercise price of these Debentures, these provisions may make it more difficult and more expensive to raise capital in the future. The additional shares we would have to issue or potentially issue could cause dilution to our then current shareholders and may have an adverse impact on our stock price. The potential dilutive effect of such a financing could deter potential future investors from investing in our Company. If we are unable to raise capital because of such anti-dilution provisions, it may have a material adverse impact on our business and ability to grow.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is traded on the OTCQB marketplace, operated by OTC Markets Group, Inc. under the ticker symbol “FARE.” The closing price of our common stock on April 10, 2015 was $.02 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2014 and 2013 are as follows:

Fiscal Year Ending December 31, 2014	High	Low
First Quarter - March 31, 2014	$0.12	$0.09
Second Quarter – June 30, 2014	$0.10	$0.05
Third Quarter – September 30, 2014	$0.06	$0.04
Fourth Quarter – December 31, 2014	$0.06	$0.01

Fiscal Year Ending December 31, 2013	High	Low
First Quarter - March 31, 2013	$0.34	$0.03
Second Quarter - June 30, 2013	$0.07	$0.04
Third Quarter - September 30, 2013	$0.05	$0.04
Fourth Quarter - December 31, 2013	$0.10	$0.04

Fiscal Year Ending December 31, 2012	High	Low
First Quarter - March 31, 2012	$0.03	$0.03
Second Quarter - June 30, 2012	$0.03	$0.03
Third Quarter - September 30, 2012	$0.03	$0.03
Fourth Quarter - December 31, 2012	$2.50	$0.03

All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of April 13, 2015, there were 18 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2014 and 2013. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Background

World Moto, Inc. was incorporated on March 24, 2008, in the State of Nevada under the name Net Profits Ten Inc. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. Additionally, on November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”, which name change became effective on November 15, 2012, upon approval from the Financial Industry Regulatory Authority (“FINRA”). On January 18, 2014, we amended our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 1,000,000,000. On April 9, 2015 we further amended our Articles of Incorporation to increase our authorized shares of common stock from 1,000,000,000 to 2,000,000,000.

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

As of December 31, 2014, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars.

Business Overview

Plan of Operations

We plan to establish ourselves as a company that designs, manufactures, markets and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities. We currently have patent applications pending for our products in 56 countries. To achieve our objective, we have established our operational subsidiary in Thailand for product development and a presence in two additional potential markets, Brazil and Nigeria, and begun expanding our work force to be able to implement our business plan.

The Moto-Meter is in the verification build stage and the pre-production phase has been completed in Thailand. We anticipate expanding to Indonesia, and Vietnam during the second quarter 2015 and in Brazil within the next 12 months. We will be outsourcing mass production for the Moto-Meter to a third party manufacturer in the coming weeks.

In conjunction with the opening of sales for the Moto Meter, we launched the App, which is a smartphone application. The App connects directly to the Moto-Meter™ via a secure Bluetooth connection, and can access data from the meter in real-time, giving users the ability to view ratings and a profile of the driver before getting on the bike.

As an element of mobile commerce, we have introduced “Yes,” a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service has been going through testing and was launched on March 9, 2015 in Bangkok, Thailand. We expect Yes to go live in in the third quarter of 2015 in Kuala Lumpur, Malaysia. We also intend to launch Yes™ over the next 12 months in Cambodia.

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

On December 2, 2013, World Moto Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with Mobile Advertising Ventures Ltd. (“MAV”). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial “Wheelies” from World Moto Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. World Moto Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. This sale will be completed during2015.

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

Moto-Meter

Estimated
Expenses	Description

Engineering	$120,000
Additional Prototyping and Mechanical Construction	$15,000
Initial Sales Training and Support	$10,000
Production Tooling and NRE Charges	$50,000
Development of Production Test Fixtures	$50,000
Licensing and Certification	$20,000
Components for Initial Production	$65,000
Training and Equipment	$45,000

Total	$375,000

Wheelies

Estimated
Description	Expenses

Establish Production and Support	$35,000
Warranty Service	$5,000

Total	$40,000

Yes

Estimated
Description	Expenses

Continued Development of Handset Application	$50,000
Continued Development of Agent Handset Application	$50,000
Establishment of Customer Service Center	$5,000
Initial Awareness Campaign	$35,000

Total	$140,000

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

Results of Operations for the Years Ended December 31, 2014 and 2013

We generated no revenue for the year ended December 31, 2014 and no revenue for the year ended December 31, 2013.

Our operating expenses were $1,192,141 for the year ended December 31, 2014, compared to $915,225, for the year ended December 31, 2013. Our operating expenses for the years ended December 31, 2014 and 2013 consisted solely of research and development and general and administrative expenses. Our general and administrative expenses increased during 2014 due to increased professional costs related to the filing of a registration statement on Form S-1.

We had a net loss of $2,160,699 for the year ended December 31, 2014, compared to a net loss of $910,518 for the year ended December 31, 2013.

We anticipate our operating expenses will increase as we further implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and equivalents on hand of $169,265 and working capital deficit of $1,653,389. We had a deficit accumulated of $3, 365,780 as of December 31, 2014.

Cash Flows:

	For the year ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES	(1.075,474)	($865,038)

CASH FLOWS FROM INVESTING ACTIVITIES	(179)	(33,503
CASH FLOWS FROM FINANCING ACTIVITIES	1,083,207	1,000,000
EFFECT OF CURRENCY TRANSLATIONS	(17,421)	1,899
Net increase (decrease) in cash	$(9,867)	$103,358

On April 4, 2014, the Company entered into the Initial Debentures (RM–DC Convertible Notes) with the Investors in the aggregate principal amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder is guaranteed interest at the rate of 12% and the notes have a maturity date of April 4, 2015. The second tranche of the note with the same terms closed on December 11, 2014 and a have a maturity date of December 11, 2015. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty five (25) trading days prior to the date of conversion.

On September 24, 2014, the Company completed a convertible debt offering by entering into a securities purchase agreement and convertible promissory note with Macallan Partners for an aggregate principal amount of $105,500 which included a 5% original issue discount.

On December 11, 2014, the Company entered into the second tranche Debentures (RM-DC Convertible Notes) with the Investors in the aggregate principal amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder is guaranteed interest at the rate of 12% and the notes have a maturity date of December 11, 2015. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty five (25) trading days prior to the date of conversion.

Subsequent to the end of our fiscal year, on March 5, 2015, we entered into a securities purchase agreement with an institutional investor pursuant to which we issued a convertible debenture in the principal amount of $54,348 for a purchase price of $50,000 (8% original issue discount). Upon the effectiveness of a registration statement to be filed by the Company in connection therewith, such investor will purchase an additional convertible debenture in the principal amount of $489,130 for a purchase price of $450,000 (8% original issue discount), for a total aggregate principal amount of $543,478 for a purchase price of $500,000.

Given our cash position of $56,000 as of April 15, 2015, and the proceeds from the equity financings, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through May 15, 2015.

We have incurred an accumulated loss of $3,365,780 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2014 and 2013, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses. While obtaining $556,000 will allow us to execute on our business strategy over the next 12 months, commensurate with the goals for our planned marketing, development and distribution efforts - we are actually targeting an additional $1,000,000 over the next 12 months in additional working capital in order to increase our growth plans on an expedited basis.

Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Additionally, our ability to raise additional capital may be limited due to the grant of a security interest on all of the assets of the Company to secure the obligations under the convertible debentures issued on April 4, 2014 and the convertible debenture issued on March 5, 2015. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and distribution expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and distribution of our products.

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
  The fee for the arrangement is fixed or determinable; and
  Collectability is reasonably assured.

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

Collectability Is Reasonably Assured – The Company determines that Collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless Collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that Collectability is not reasonably assured, revenue is recognized on a cash basis.

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

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations
At December 31, 2014		Less than	One to		Three to		More Than
		One Year	Three Years		Five Years		Five Years		Total
Operating Lease Obligations	$		$63,000	$			$-		$63,000
Long-Term Debt Obligations	$		$-	$		$		$
Capital Expenditure Obligations	$		$-	$			$-	$
Purchase Obligations	$		$-	$			$-		$-
Other Long-Term Liabilities	$		$-	$			$-		$-

The above table outlines our obligations as of December 31, 2014 and does not reflect any changes in our obligations that have occurred after that date.

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

Considering the Thai baht balance of our cash as of December 31, 2014, which amounted to US $46,072, a 1.0% change in the exchange rates between the Thai baht and the U.S. dollar would result in an increase or decrease of approximately US $461 of the balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2014 begin on page F-1 and have been examined by our independent accountants, GBH CPAs, PC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Management concluded, as of December 31, 2014, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Except for the application of the updated Internal Control – Integrated Framework released by COSO in 2013, there were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Age	Position	Since

Paul Giles	47	Director, Chief Executive Officer and President	2012
Chris Ziomkowski	44	Chief Technical Officer	2012
Lisa Ziomkowski-Boten	46	Secretary and Treasurer	2012
Julpas Kruesopon	48	Director	2012

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2013, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

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

Director Nominations

As of December 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2014 and 2013 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

						Non-Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Paul Giles,	2014	106,154						106,154
Chief Executive Officer, President and Director	2013	84,064	-	-	-	-	-	84,064

Chris Ziomkowski,	2014	84,923						84,923
Chief Technical Officer	2013	67,250	-	-	-	-	-	67,250

Lisa Ziomkowski-	2014	21,337						21,337
Boten, Secretary and Treasurer	2013	18,657	-	-	-	-	-	18,657

We have employment agreements in place with both Paul Giles and Chris Ziomkowski.

Employment Agreements

Paul Giles

On April 1, 2013, the Company entered into an employment agreement with Paul Giles for his services as the Chief Executive Officer of the Company. Mr. Giles’ employment with the Company is “at-will” and provides for a base salary of $8,816.90 per month, or ฿287,500 THB based on a USD/THB exchange rate of 0.03067 as of June 5, 2014, for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Giles is entitled to receive a standard benefits package pursuant to his agreement.

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

Chris Ziomkowski

On April 1, 2013, the Company entered into an employment agreement with Chris Ziomkowski for his services as the Chief Technology Officer of the Company. Mr. Ziomkowski’s employment with the Company is “at-will” and provides for a base salary of $7,053.52 per month, or ฿230,000 THB based on a USD/THB exchange rate of 0.03067 as of June 5, 2014, for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Ziomkowski is entitled to receive a standard benefits package pursuant to his agreement.

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2014.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Julpas Kruesopon (1)	$4,250	$-	$-	$-	$-	$-	$4,250

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 13, 2015, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of April 13, 2015, there were 439,696,519 shares of common stock outstanding.

Name and Address of	Shares Beneficially	Percentage
Beneficial Owner(1)	Owned	Owned(2)

Directors and Executive Officers

Paul Giles, Chief Executive Officer, President and Director	170,756,615	38.84%
25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang
PreeSamut Prakan, Bangkok, Thailand 10540

Lisa Ziomkowski-Boten, Secretary and Treasurer	207,487	0.05%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur
Muang, Samut Prakan, Bangkok W1 10270

Chris Ziomkowski, Chief Technical Officer	41,303,511(3)	9.39%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur
Muang, Samut Prakan, Bangkok W1 10270

Julpas Kruesopon, Director	0(4)	0%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur
Muang,
Samut Prakan, Bangkok W1 10270
All Officers and Directors	212,067,613	48.23%

5% Stockholders

Paul Giles	170,756,615	38.84%
25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang
PreeSamut Prakan, Bangkok, Thailand 10540

Lucky Twins Ventures Co., Ltd.(5)	41,303,511	9.39%

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

(2)	Based on 439,696,519 shares of our common stock issued and outstanding as of April 13, 2015.

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

Director Independence

During the year ended December 31, 2014, we had one independent director on our board – Mr. Julpas Kruesopon. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by GBH CPAs, PC for the fiscal periods shown.

	December 31,	December 31,
	2014	2013
Audit Fees	$18,228	$22,750
Audit Related Fees	22,251
Tax Fees	3,706
All Other Fees
Total	$44,185	$22,750

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)  Financial Statements:

(b)  Exhibits:

Exhibit No.	Description
3.1*	Articles of Incorporation, as amended.
3.2	By-laws (filed as an exhibit to the registration statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated April 4, 2014, between the Company and certain investors (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).
10.2	Form of Debenture (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.3	Form of Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.4	Form of Security Agreement (incorporated by reference to our Current Report on Form 8-K, filed on April 7, 2014).
10.5	Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Paul Giles (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).
10.6	Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Chris Ziomkowski (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).
10.7	Fleet Franchise Agreement, dated March 10, 2014, between World Moto, Inc. and Mobile Advertising Ventures Ltd. (incorporated by reference to our Current Report on Form 8-K, filed on March 17, 2014).
10.8	Letter of Intent, dated June 11, 2014, by and among the Company, Mobile Advertising Ventures, Ltd., and Forever Network (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed on June 17, 2014).
10.9	Financing Agreement, dated September 24, 2014, between the Company and Macallan Partners, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2014).
10.10	Convertible Debenture, dated September 24, 2014, between the Company and Macallan Partners, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2014).
10.11	Securities Purchase Agreement, dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2015)
21	List of Subsidiaries: World Moto Technologies, Inc.; World Moto Holdings, Inc.; World Moto Co., Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

_________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MOTO, INC.
(Registrant)

Date: April 15, 2015	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer and
President (Principal Executive
Officer)

Date: April 15, 2015	By:	/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten
Treasurer and Secretary (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Paul Giles	Chief Executive
Paul Giles	Officer, President and Director	April 15, 2015
(Principal Executive Officer)

/s/ Lisa Ziomkowski-Boten	Treasurer and Secretary	April 15, 2015
Lisa Ziomkowski-Boten	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Julpas Kruesopon	Director	April 15, 2015
Julpas Kruesopon

   WORLD MOTO, INC.

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Moto, Inc.
Bangkok, Thailand

We have audited the accompanying consolidated balance sheets of World Moto, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2015

World Moto, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$169,265	$179,132
Prepaid expenses and other current assets	20,741	17,424
Inventories	2,986	-

Total current assets	192,992	196,556

Property and equipment, net of accumulated depreciation	24,215	31,273
Deferred financing costs, net of accumulated amortization	28,867	-
Other assets	10,984	1,704

TOTAL ASSETS	$257,058	$229,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$211,336	$27,482

Customer deposits	-	35,000
Convertible note payable, net of discount of $1,053,696 and $0, respectively	274,123	-
Derivative note liabilities	1,256,159	-
Short-term debt – related party	45,707	-
Unearned revenues	59,056	-

Total current liabilities	1,846,381	62,482
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 395,369,204 and 378,033,149 shares issued and outstanding, respectively	39,536	37,802
Additional paid-in capital	1,752,443	1,332,431
Accumulated deficit	(3,365,780)	(1,205,081)
Other comprehensive income (loss)	(15,522)	1,899
Total stockholders' equity (deficit)	(1,589,323)	167,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$257,058	$229,533

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended
	December 31,
	2014		2013

Revenues	$-		$-

Operating expenses:
Research and development	406,284		365,910
General and administrative	785,857		549,315
Total operating expenses	1,192,141		915,225

Loss from operations	1,192,141		915,225

Other income expense:
Interest expense	1,075,665		-
Interest income	(6)		(749)
Change in fair value of derivative liabilities	(92,875)		-
Foreign currency exchange gain	(14,226)		(3,958)

Net loss	$(2,160,699)	$	(910,518)

Other comprehensive income (loss):
Foreign currency translations	(17,421)		1,899

Total comprehensive loss	(2,178,120)		$(908,619)

Net loss per common share - basic and diluted	$(0.01)		$(0.00)

Weighted average number of common shares outstanding – basic and diluted	380,674,272		378,033,149

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

			Additional			Accumulated
			Paid-in			Other	Total
	Common Stock		Capital	Accumulated		Comprehensive	Stockholders'
	Shares	Amount	(Deficiency)	Deficit		Income	Equity
							(Deficit)
Balances, December 31, 2012	374,329,445	$37,432	$332,801	$(294,563)	$		$75,670
Shares issued for cash	3,703,704	370	999,630	-		-	1,000,000

Foreign currency transactions						1,899	1,899
Net loss	-	-	-	(910,518)		-	(910,518)

Balances, December 31, 2013	378,033,149	37,802	1,332,431	(1,205,081)		1,899	167,051

Shares issued for conversion of debt	17,336,055	1,734	266,962				268,696
Reclassification of fair value of derivatives from liabilities to equity			153,050				153,050
Foreign currency transactions						(17,421)	(17,421)
Net loss				(2,160,699)			(2,160,699)

Balances, December 31, 2014	395,369,204	$39,536	$1,752,443	$(3,365,780)		(15,522)	$(1,589,323)

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,160,699)	$(910,518)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,237	2,230
Fair value of derivative in excess of debts	528,490	-
Amortization of debt discount and deferred financing cost	450,046	-
Change in fair value of derivative liability	(92,875)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,597)	17,924
Inventories	(2,986)	-
Unearned revenues	24,056	-
Accounts payable and accrued expenses	183,854	25,326
Net cash used in operating activities	(1,075,474)	(865,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(179)	(33,503)
Net cash used in investing activities	(179)	(33,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of costs	1,037,500	1,000,000
Advances from related parties	45,707	-
Net cash provided by financing activities	1,083,207	1,000,000

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(17,421)	1,899

Net increase (decrease) in cash and cash equivalents	(9,867)	103,358
Cash and cash equivalent at beginning of the year	179,132	75,774

Cash and cash equivalent at end of the year	$169,265	$179,132

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of debt	$268,696	$-
Reclassification of fair value of derivatives from liabilities to equity	153,050

The accompanying notes are an integral part of these financial statements.

World Moto, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

World Moto, Inc. (the “Company”) was incorporated in the State of Nevada on March 24, 2008 under the name Net Profits Ten Inc. The original purpose of the Company was to market and distribute user-friendly interactive yearbook software for the military. The Company was considered as a shell company until the completion of its acquisition of the World Moto Assets, which was consummated on November 14, 2012, as discussed in Note 3. Effective November 12, 2012, the Company amended its Articles of Incorporation to change its name from “Net Profits Ten Inc.” to “World Moto, Inc.”

On January 30, 2013, World Moto, Inc. established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd, a wholly owned subsidiary of the Company, was organized under the laws of the Kingdom of Thailand and the name of this company was later changed to World Moto Co., Ltd. World Moto Co., Ltd. is owned in its entirety by World Moto, Inc. and it is an operating entity of the Company in Thailand for the purposes of research and development in the Southeast Asia region.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Principal of Consolidation

The consolidated financial statements include the accounts of World Moto Technologies, Inc., World Moto Holdings, Inc., and World Moto Co. Ltd, all 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

The three levels of the fair value hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on December 31, 2014.

		Level 1		Level 2	Level 3	Level 4

Liabilities		-		-	-	-
Derivative liability	$		$		$1,256,159	$1,256,159

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The fee for the arrangement is fixed or determinable; and
  Collectability is reasonably assured.

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

Collectability Is Reasonably Assured – The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

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

The Company has limited operations and was considered to be in the development stage. During the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $3,365,780 as of December 31, 2014, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - UNEARNED REVENUES

On December 2, 2013, WM Co. Thailand entered into a Purchase and Licensing Agreement (the "PL Agreement") with Mobile Advertising Ventures Ltd. ("MAV"). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial "Wheelies" from WM Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. WM Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. The Company received $35,000 from MAV before December 31, 2013 and recorded unearned revenues at December 31, 2014 and 2013.

On March 10, 2014, the Company entered into a Fleet Franchise Agreement ("the Franchise Agreement") with Mobile Advertising Ventures, Ltd. ("MAV"). MAV paid the Company $24,056 for the right to utilize the Yes software and all other trademarks of the Company, including but not limited to "Yes", "World Moto" and "Wheelies" (collectively, the "Marks") in the Federal Territory of Kuala Lumpur, Malaysia. Initial training has been completed for the Franchisee; however, the Franchisee has not begun operations. This revenue will be reclassified as earned when MAV completes its first sale using the Yes software.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December, 31 2014, the Company received a loan from one of the major shareholders and directors in the amount of $45,707. The loan will be paid back from proceeds of the debenture financing that is expected to be completed by the end of 2014. The loan is accruing interest at a rate of 0%. All proceeds were used for operating expenses incurred during the third quarter of 2014.

NOTE 5 – LONG-LIVED ASSETS

The following table summarizes the long-lived assets the Company had at December 31, 2014 and 2013:

	Useful	Year Ended December 31,
	Lives	2014	2013

Machinery and equipment	3-5 years	$33,682	$33,503
Less: accumulated depreciation		(9,467)	(2,230)
Property and equipment, net		$24,215	$31,273

NOTE 6 – NOTE PAYABLE

On April 4, 2014, the Company entered into the initial RM–DC Convertible Notes (“RM-DC Notes) with the Investors in the aggregate principal and interest amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder is guaranteed interest at the rate of 12% and the notes have a maturity date of April 4, 2015. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. Currently, the Company is in default on the initial tranche and the balance is due on demand. The RM-DC Notes are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty five (25) trading days prior to the date of conversion.

For the year ended December 31, 2014, the Company recorded a debt discount of $389,221, as result of the embedded conversion feature being a financial derivative, for proceeds received. The Company also recorded a debt discount of $63,482, as result of the 8% original issue discount and $20,000 in fees related to fees paid to the investors.

The discounts on the first tranche of RM-DC Notes are amortized by the Company through interest expense over the life of the notes. During the year ended December 31, 2014, the Company recorded $214,908 amortization of the debt discount on the first tranche of RM-DC Notes.

On December 11, 2014, the Company entered into the second tranche of RM–DC Notes with the Investors in the aggregate principal and interest amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder is guaranteed interest at the rate of 12% and the notes have a maturity date of December 11, 2015. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty five (25) trading days prior to the date of conversion.

For the year ended December 31, 2014, the Company recorded a debt discount of $585,203 as result of the embedded conversion feature being a financial derivative, for proceeds received. The Company also recorded a debt discount of $23,493, as result of the 8% original issue discount.

The discounts on the second tranche of RM-DC Notes are amortized by the Company through interest expense over the life of the notes. During the year ended December 31, 2014, the Company recorded $73,973 amortization of the debt discount on the second tranche of RM-DC Notes.

On August 24, 2014, the Company completed an offering by entering into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with Macallan Partners (the “Holder”) for an aggregate principal amount of $105,000 (“MP Note”) (the “Purchase Price” with a $5,000 OID and $8,000 in Deferred Financing Costs-Broker Fees) in the form of a convertible note.

The MP Note earns an interest rate equal to 8% per annum and matures on September 30, 2015. This Note may be prepaid in whole or in part. Any amount of principal or interest on this MP Note which is not paid when due shall bear interest at the rate of 18% per annum from the due date thereof until the same is paid and a penalty of 50%. The MP Note is redeemable for 125%-150% at various intervals.

The MP Note is convertible any time after 120 days after issuance, and the Purchaser has the right to convert the MP Note into shares of the Company's common stock at a conversion price equal to the lower of: 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice. If conversion shares are not deliverable by DWAC then an additional 5% discount will apply to the conversion price. If the shares are ineligible for deposit into the DTC system for any reason and only eligible for "X clearing" then an additional 10% discount will apply to the conversion price. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Conversion Price (a dilutive reset).

For the year ended December 31, 2014, the Company recorded a debt discount of $100,000, as result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $5,000 as result of the 5% original issue discount. The Company determined that the fair value of the conversion feature was $196,408 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $96,408 was expensed immediately as additional interest expense. During the year ended December 31, 2014, the Company recorded $4,796 amortization of the debt discount on the notes.

As summary of value changes to the notes for the period ended from April 4, 2014 to December 31, 2014 is as follows:

RM-DC Note	$1,217,392
MP Note	105,000
Total principal	1,322,392
Less: conversion of principal	(268,696)
Less: discount related to fair value of the embedded conversion feature	(1,074,426)
Less: discount related to original issue discount	(91,975)
Add: amortization of discount	386,828
Carrying value of Convertible Notes December 31, 2014	$274,123

In connection with the sale of the RM-DC Notes, the Company agreed to issue 520,000 shares of common stock, valued at $46,584 on the date of agreement, and cash in the amount of $45,500 to its placement agent for services. The fees have been recorded to deferred financing cost. The deferred financing cost are amortized by the Company through interest expense over the life of the notes. During the year ended December 31, 2014, the Company recorded $63,217 amortization of the deferred financing cost. These shares were not issued by the Company as of December 31, 2014 and were recorded in the Accounts Payable and Accrued Expenses.

NOTE 7 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversation feature to be a financial derivative. The Company may not have enough authorized common stock to settle its obligation if the note holder elects to convert the note into common shares when the trading price is lower than a certain threshold.

The derivative instruments were valued at loan origination date, date of debt conversion and at December 31, 2014The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:

	RM - DC Tranche 1	MP	RM – DC Tranche 2
Shares of common stock issuable upon exercise of debt	6,086,956	4,642,214	6,086,956
Estimated market value of common stock on measurement date	$0.09-0,155	$0.05	$0.05
Exercise price	$0.10	$0.02262	$0.10
Risk free interest rate (1)	0.11%-0.03%	0.11%	0.21%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility (2)	49.41%-219%	94.98%	102.85%
Expected exercise term in years	1.00- 0.25	1.00	1

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the issuance dates.
(2)

The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.

The fair value of the debt derivative liabilities related to the conversion options of these notes was estimated as of December 31, 2014 using the Multinomial Lattice option pricing model, under the following assumptions:

		RM – DC				RM – DC
		Tranche 1		MP		Tranche 2

Shares of common stock issuable upon exercise of debt		3,400,000		13,707,030		6,086,957
Estimated market value of common stock on measurement date	$		$		$
Exercise price		$0.1		$0.00766		$0.1
Risk free interest rate (1)		0.04%		0.12%		0.25%
Expected dividend yield		0.00%		0.00%		0.00%
Expected volatility (2)		61.54%		76.90%		105%
Expected exercise term in years		0.25		0.75		1.00

The change in fair values of the derivative liabilities related to the Convertible Notes are summarized as:

Fair value of derivatives related to RM-DC Notes	$1,305,676
Fair value of derivatives related to MP Note	196,408
Conversion of derivative liability	(153,050)
Change in fair value of derivative liability	(92,875)
Fair value of derivative liabilities at December 31, 2014	$1,256,159

NOTE 8 – INCOME TAXES

No provision for federal income taxes has been recognized for the years ended December 31, 2014 and 2013, as the Company incurred a net operating loss for income tax.

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these losses carryforwards, which expire beginning the year 2028, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. During the period from March 24, 2008 (inception) to December 31, 2014, the Company had tax net operating losses of $3,365,780. The statutory tax rates for fiscal years 2014 and 2013 are 35%.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2014 and 2013 are presented below:

	Year Ended December 31,
	2014	2013
Net operating losses carryforwards	$1,140,226	$419,000
Less: valuation allowance	(1.140,226)	(419,000)
Deferred tax assets, net	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company occupies 665 square feet of office space at 131 Thailand Science Park INC -1 # 214, Pathumthani, Thailand. This office includes its executive offices and engineering facilities. The annual rent for this location is approximately $7,500. During the second quarter of 2014, the Company moved into a larger facility in the science park. Rent for the new offices is approximately $21,000 per year.

The Company has a shared office space in New York City, located at 55 Broad Street, 28th Floor, New York, NY 10004. The annual rent for this location is currently being gifted to the Company by a related party. It is expected that the Company will pay fair market value for office space in New York in the future.

The Company has a shared office space in London, United Kingdom, located 145-157 St. John Street, Lower Ground Floor, LP-19896, London EC1V 4PW. The annual rent for which is $300.

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

NOTE 10 – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001. As of December 31, 2014 and 2013, there were no preferred shares issued and outstanding. The Company’s Board of Directors is authorized by the articles of incorporation to divide the authorized shares of preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company’s Board of Directors is also authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

Common Stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001. As of December 31, 2014 and 2013, there were 395,369,204 and 378,033,149 shares of common stock issued and outstanding, respectively. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no pre-emptive, subscription or conversion rights. There is no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There are no cumulative voting rights. Each shareholder is entitled to receive the dividends as may be declared by our directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Company’s directors are not obligated to declare a dividend. Since inception the Company has not paid or declared any dividends on common stock. On January 18, 2014, the Company amended its Articles of Incorporation to increase the authorized shares of common stock from 500,000,000 to 1,000,000,000. On April 9, 2015, the Company further amended its Articles of Incorporation to increase the authorized shares of common stock from 1,000,000,000 to 2,000,000,000.

On January 8, 2013, the Company consummated a private placement offering with an accredited investor for the sale of 3,703,704 shares of common stock at a purchase price of $0.27 per share, for aggregate consideration of $1,000,000.

During the year ended December 31, 2014, the Company issued 17,336,055 shares of common stock for the conversion of notes payable and accrued interests in the amount of $268,696.

NOTE 11 – SUBSEQUENT EVENTS

On March 26, 2015 , the Company entered into a convertible promissory note with MacAllan Partners LLC, for the principal amount of $112,000.

Subsequent to December 31, 2014, the Company issued 44,327,315 shares for conversion of notes and payable accrued interests.