Form 10-K/A
period 2014-12-31
World Moto, Inc.
filed 2015-04-17
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

Large accelerated filer [ ]                         Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting Smaller reporting company [X] company)

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

EXPLANATORY NOTE

World Moto, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to furnish Exhibit 101 – Interactive Data Files. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language). Except for the inclusion of Exhibit 101 in the Amendment, no other changes have been made to the Annual Report on Form 10-K filed on April 15, 2015 (the “Original 10-K”). The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated any other disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits:

ExhibitNo.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2015).
3.2	By-laws (filed as an exhibit to the registration statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
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

10.9	Financing Agreement, dated September 24, 2014, between the Company and Macallan Partners, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2014).
10.10	Convertible Debenture, dated September 24, 2014, between the Company and Macallan Partners, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2014).
10.11	Securities Purchase Agreement, dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2015).
21	List of Subsidiaries: World Moto Technologies, Inc.; World Moto Holdings, Inc.; World Moto Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2015).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2015).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2015).
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2015).
101*	Interactive Data Files.

_________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MOTO, INC.
(Registrant)

Date: April 17, 2015	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer and
President (Principal Executive
Officer)

Date: April 17, 2015	By:	/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten
Treasurer and Secretary (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Paul Giles	Chief Executive
Paul Giles	Officer, President and Director	April 17, 2015
(Principal Executive Officer)

/s/ Lisa Ziomkowski-Boten	Treasurer and Secretary	April 17, 2015
Lisa Ziomkowski-Boten	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Julpas Kruesopon	Director	April 17, 2015
Julpas Kruesopon