Form 10-Q
period 2015-03-31
World Moto, Inc.
filed 2015-05-20
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2015
Common stock, $.0001 par value	460,124,325

World Moto, Inc.

Form 10-Q

For the Three Months Ended March 31, 2015

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April 16, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

World Moto, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$113,323	$169,265
Prepaid expenses and other current assets	34,847	20,741
Inventory	5,294	2,986

Total current assets	153,464	192,992

Property and equipment, net of accumulated depreciation	22,581	24,215
Deferred financing costs, net of accumulated amortization	15,883	28,867
Other assets	11,101	10,984

TOTAL ASSETS	$203,029	$257,058

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$236,774	$211,336
Convertible notes payable, net of discount of $760,791 and $779,572, respectively	167,296	274,123
Derivative note liabilities	1,675,155	1,256,159
Short-term debt – related party	46,190	45,707
Unearned revenues	59,415	59,056

Total current liabilities	2,184,830	1,846,381

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 435,960,255 and 395,369,204 shares issued and outstanding, respectively	43,596	39,536
Additional paid-in capital	2,234,335	1,752,443
Accumulated deficit	(4,243,761)	(3,365,780)
Other comprehensive loss	(15,971)	(15,522)
Total stockholders' deficit	(1,981,801)	(1,589,323)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$203,029	$257,058

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
Research and development	102,825	121,106
General and administrative	99,249	139,011
Total operating expenses	202,074	260,117

Loss from operations	202,074	260,117

Other income/expense:
Interest expense	323,170	396
Interest income	-	(6)
Change in fair value of derivative liabilities	352,807	-
Foreign current transaction loss (gain)	(70)	(256)
Total expense	675,907	134

Net loss	$(877,981)	$(260,251)

Other comprehensive income (loss):
Foreign currency translations	(449)	(2,511)

Total comprehensive loss	$(878,430)	$(262,762)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	415,699,254	378,033,149

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(877,981)	$(260,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,634	3,861
Fair value of derivative in excess of debts	161,264	-
Amortization of debt discount and deferred financing cost	160,011	-
Change in fair value of derivative liability	352,807	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,223)	(26,660)
Inventory	(2,308)	-
Unearned revenues	-	24,980
Accounts payable and accrued expenses	26,280	113,719
Net cash used in operating activities	(192,516)	(144,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(873)
Net cash used in investing activities	-	(873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of financing costs	137,023	-
Net cash provided by financing activities	137,023	-

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(449)	(2,511)

Net change in cash and cash equivalents	(55,942)	(147,735)
Cash and cash equivalent at beginning of the period	169,265	179,132

Cash and cash equivalent at end of the period	$113,323	$31,397

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of debt	$234,355	$-
Reclassification of fair value of derivatives from liabilities to equity	251,597	-

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unadudited)

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Level 2 - Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2015.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$1,675,155	$1,675,155

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement – The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $4,243,761 as of March 31, 2015, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – UNEARNED REVENUES

On December 2, 2013, WM Co. Thailand entered into a Purchase and Licensing Agreement (the "PL Agreement") with Mobile Advertising Ventures Ltd. ("MAV"). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial "Wheelies" from WM Co. Thailand at a total purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. WM Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. The Company received $35,000 from MAV before December 31, 2013 and has been recorded unearned as revenues.

On March 10, 2014, the Company entered into a Fleet Franchise Agreement ("the Franchise Agreement") with Mobile Advertising Ventures, Ltd. ("MAV"). MAV paid the Company $24,415 for the right to utilize the Yes software and all other trademarks of the Company, including but not limited to "Yes", "World Moto" and "Wheelies" (collectively, the "Marks") in the Federal Territory of Kuala Lumpur, Malaysia. Initial training has been completed for the Franchisee; however, the Franchisee has not begun operations. This revenue will be reclassified as earned when MAV completes its first sale using the Yes software.

NOTE 4 – RELATED PARTY TRANSACTIONS

At March 31, 2015 and December 31, 2014, the Company has short-term debt of $46,190 and $46,707, respectively, due to one of its majority shareholders. The loan will be paid back from proceeds of the debenture financing that is expected to be completed by the end of the second quarter of 2015. The loan is accruing interest at a rate of 0%.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 5, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount ("OID") and $12,000 in deferred financing costs for broker fees.

The note earns an interest rate equal to 12% per annum and matures on March 5, 2016. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $56,522, as result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,348 as result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $110,096 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $53,574 was expensed immediately as additional interest expense. During the three months ended March 31, 2015, the Company recorded $4,324 amortization of the debt discount on the note.

On March 26, 2015, the Company entered into a convertible note with Macallan Partners for an aggregate principal amount of $112,000 with a $12,000 OID and $7,500 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on March 31, 2016. Pursuant to this note, the Company recorded a debt discount of $100,000, as result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $12,000 as result of the 11% original issue discount. The Company determined that the fair value of the conversion feature was $207,690 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $107,690 was expensed immediately as additional interest expense. During the three months ended March 31, 2015, the Company recorded $1,509 amortization of the debt discount on the notes.

As summary of value changes to the notes for the three months ended March 31, 2015 is as follows:

Carrying value of Convertible Notes at December 31, 2014	$274,123
Additional borrowings	172,870
Total principal	446,993
Less: conversion carrying value of convertible notes	(234,355)
Less: discount related to fair value of the embedded conversion feature	(152,870)
Less: discount related to original issue discount	(20,000)
Add: amortization of discount	127,528
Carrying value of Convertible Notes at March 31, 2015	$167,296

The deferred financing costs are amortized by the Company through interest expense over the life of the notes. During the three months ended March 31, 2015, the Company recorded $32,484 amortization of the deferred financing costs.

NOTE 6 – DERIVATIVE LIABILITIES

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversation feature to be a financial derivative. The Company may not have enough authorized common stock to settle its obligation if the note holder elects to convert the note into common shares when the trading price is lower than a certain threshold.

The derivative instruments were valued at loan origination date, date of debt conversion and at March 31, 2015, The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:

	December 31,	New	March 31,
	2014	Issuances	2015

Shares of common stock issuable upon exercise of debt	23,193,987	13,615,794	34,984,114
Estimated market value of common stock on measurement date	$0.17	$0.02-0.0261	$0.0196
Exercise price	$0.00766 - 0.1	$0.009 - 0.03	$0.009 - 0.1
Risk free interest rate (1)	0.04% - 0.25%	0.25%	0.05% - 0.25%
Expected dividend yield (2)	0.00%	0.00%	0.00%
Expected volatility (3)	61.54% - 105%	119.11% - 125.57%	53.91% - 126.85%
Expected exercise term in years (4)	0.25 - 1.00	0.75	0.08 - 1.00

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.

(2)
The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

(3)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended March 31, 2015 is summarized as:

Fair value of derivatives December 31, 2014	$1,256,159
New issuances	317,786
Conversion of derivative liabilities	(251,597)
Change in fair value of derivative liabilities	352,807
Fair value of derivative liabilities at March 31, 2015	$1,675,155

NOTE 7 – EQUITY TRANSACTIONS

During the three months ended March 31, 2015, the Company issued 40,591,051 shares of common stock for the conversion of notes payable and accrued interests in the amount of $234,355. The Company also recorded $251,597 as increase in additional paid-in capital from derivative liability as a result of the conversions.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company issued 24,164,070 shares for conversion $52,000 of convertible notes and payable accrued interests.

On April 9, 2015, the Company amended its Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 1,000,000,000 to 2,000,000,000.

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

As of March 31, 2015, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product.

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

The Moto-Meter is in the verification build stage and the pre-production phase has been completed in Thailand. We anticipate expanding to Indonesia, and Vietnam during the second quarter of 2015 and in Brazil within the next 12 months. We will be outsourcing mass production for the Moto-Meter to a third party manufacturer in the coming weeks.

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

On December 2, 2013, World Moto Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with Mobile Advertising Ventures Ltd. (“MAV”). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial “Wheelies” from World Moto Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. World Moto Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. This sale will be completed during 2015.

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

In order to execute on our plan of operations over the next 12 months, we will need to raise additional of working capital through debt or equity offerings. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify or delay our business plan.

Results of Operations

Comparison of three-month periods ended March 31, 2015 and 2014

Revenue

We have generated no revenues for the three month periods ended March 31, 2015 and 2014.

Expenses

General and administration expenses for the three-month period ended March 31, 2015, amounted to $99,249, compared to $139,011 during the three-month period ended March 31, 2014. The Company incurred less operating expense during 2015.

R&D expenses for the three-month period ended March 31, 2015, amounted to $102,825, compared to $121,106 during the three-month period ended March 31, 2014. The Company’s R&D department in Thailand had less expenses incurred during 2015.

Other expense for the three-months period ended March 31, 2015 amounted to $675,907, compared to $134 during the three-month period ended March 31, 2014.  The increase is primarily due to the increase in interest expense and loss on the fair value of the derivatives.

Net Loss

For the three-month period ended March 31, 2015, we incurred a net loss of $877,981, compared to a net loss of $260,251 for the three-month period ended March 31, 2014. The increase is primarily due to the increase in interest expense and loss on the fair value of the derivatives.

Liquidity and Capital Resources

As of March 31, 2015, we have $153,463 in current assets and $2,184,830 in current liabilities. Our total assets were $203,029 and our total liabilities were $2,184,830. We had $113,323 in cash and our working capital deficit was $2,031,367.

Cash Flows:

	For the three months ended
	March 31,
	2015	2014
Cash Flows from Operating Activities	$(192,516)	$(144,351)
Cash Flows from Investing Activities	-	(873)
Cash Flows from Financing Activities	137,023	-
Effects of Currency Translations	(449)	(2,511)
Net decrease in cash	$(55,942)	$(147,735)

On March 5, 2015, we entered into a Securities Purchase Agreement with an institutional investor pursuant to which we issued a convertible debenture in the principal and interest amount of $60,870 for a purchase price of $50,000 (8% original issue discount). Upon the effectiveness of a registration statement to be filed by the Company in connection therewith, such investor will purchase an additional convertible debenture in the principal amount of $489,130 for a purchase price of $450,000 (8% original issue discount), for a total aggregate principal amount of $543,478 for a purchase price of $500,000.

On March 26, 2015, the Company completed an offering by entering into a Securities Purchase Agreement with Macallan Partners for an aggregate principal and interest amount of 112,000 (the “Purchase Price”) with a $12,000 OID and $7,500 in Deferred Financing Costs-Broker Fees in the form of a convertible note.

Given our cash position of $31,220 as of May 19, 2015, and the proceeds from the equity financings, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through May 31, 2015.

We have incurred an accumulated loss of $4,343,761 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2014 and 2013, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses. We planned to obtain $556,000 which will allow us to execute on our business strategy over the next 12 months, commensurate with the goals for our planned marketing, development and distribution efforts – we are actually targeting an additional $1,000,000 over the next 12 months in additional working capital in order to increase our growth plans on an expedited basis.

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

Persuasive Evidence of an Arrangement - The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

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

As of the quarterly period ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2015, we entered into a convertible promissory note with Macallan Partners for the principal amount of $112,000 for a purchase price of $100,000.

The issuance of the convertible promissory note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.
3.1	Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2015).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010).
10.1	Securities Purchase Agreement, dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2015)
10.2*	Convertible Promissory Note, dated March 26, 2015, between the Company and Macallan Partners, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MOTO, INC.

Dated: May 20, 2015	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2015	By:	/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)