Form 10-Q
period 2015-06-30
World Moto, Inc.
filed 2015-08-14
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if smaller reporting company)	[X] Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes        [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
Common stock, $.0001 par value	[585,014,341]

World Moto, Inc.

Form 10-Q

For the Six Months Ended June 30, 2015

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

World Moto, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$2,196	$169,265
Prepaid expenses and other current assets	21,878	20,741
Inventory	5,175	2,986
Total current assets	29,249	192,992
Property and equipment, net of accumulated depreciation	19,993	24,215
Deferred financing costs, net of accumulated amortization	26,328	28,867
Other assets	10,736	10,984
TOTAL ASSETS	$86,306	$257,058

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$431,382	$211,336
Convertible notes payable, net of discount of $607,973 and $779,573, respectively	125,092	274,123
Derivative liabilities	894,394	1,256,159
Short-term debt – related party	59,197	45,707
Unearned revenues	58,284	59,056
Total current liabilities	1,568,349	1,846,381
Contingencies and Commitments
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value; 2,000,000,000 shares authorized 500,437,622 and 395,369,204 shares issued and outstanding, respectively	50,043	39,536
Additional paid-in capital	3,095,663	1,752,443
Accumulated deficit	(4,603,072)	(3,365,780)
Accumulated other comprehensive loss	(24,677)	(15,522)
Total stockholders’ deficit	(1,482,043)	(1,589,323)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$86,306	$257,058

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$–	$–	$–	$–

Operating expenses
Research & development	121,649	126,590	224,474	247,696
General and administrative	256,065	233,723	355,315	372,734
Total operating expense	377,714	360,313	579,789	620,430

Loss from operations	(377,714)	(360,313)	(579,789)	(620,430)
Other income (expense):
Interest expense	(519,979)	(86,341)	(843,149)	(86,737)
Interest income	–	–	–	6
Change in fair value of derivative liabilities	547,608	(47,062)	194,801	(47,062)
Foreign exchange (gain) loss	(8,706)	(74)	(9,155)	182
Total other income (expense)	18,923	(133,477)	(657,503)	(133,611)
Net loss	$(358,791)	$(493,790)	$(1,237,292)	$(754,041)
Other comprehensive income (loss):
Foreign currency translations	(8,706)	(769)	(9,155)	(1,742)

Comprehensive loss	$(367,497)	$(494,559)	$(1,246,447)	$(755,783)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	459,543,354	378,033,149	437,598,000	378,033,149

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,237,292)	$(754,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,222	3,861
Non-cash interest expense from derivative liability in excess of face value of convertible notes	282,849	-
Amortization of debt discount and deferred financing costs	513,253	70,095
Change in fair value of derivative liabilities	(194,801)	47,062
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(889)	(15,959)
Inventory	(2,189)	(23,123)
Accounts payable and accrued expenses	219,274	84,649
Unearned revenues	-	24,528

Net cash used in operating activities	(415,573)	(562,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	–	(487)

Net cash used in investing activities	–	(487)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of financing costs	244,169	442,500
Related party advances	13,490	–

Net cash provided by financing activities	257,659	442,500

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(9,155)	(3,641)

Net decrease in cash	(167,069)	(124,556)

Cash at beginning of period	169,265	179,132

Cash at end of period	$2,196	$54,576

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of debt	$625,870	$-
Reclassification of fair value of derivatives from liability to equity	$727,857	$-
Fair value of conversion feature of convertible debt classified as derivative liabilities	$278,044	$-

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Notes to the Consoildated Financial Statements
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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2015 and December 31, 2014 respectively.

	Level 1	Level 2	Level 3	Total
Derivative liability
June 30, 2015	$–	$–	$894,394	$894,394
December 31, 2014	$–	$–	$1,256,159	$1,256,159

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

Subsequent Events

The Company evaluated subsequent events through the date when financial statements are issued for disclosure.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $4,603,072 as of June 30, 2015, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 10, 2014, the Company entered into a Fleet Franchise Agreement ("the Franchise Agreement") with Mobile Advertising Ventures, Ltd. ("MAV"). MAV paid the Company $23,284 for the right to utilize the Yes software and all other trademarks of the Company, including but not limited to "Yes", "World Moto" and "Wheelies" (collectively, the "Marks") in the Federal Territory of Kuala Lumpur, Malaysia. Initial training has been completed for the Franchisee; however, the Franchisee has not begun operations. This revenue will be reclassified as earned when MAV completes its first sale using the Yes software.

NOTE 4 – RELATED PARTY TRANSACTIONS

At June 30, 2015 and December 31, 2014, the Company had short-term debt of $59,197 and $45,707, respectively, due to one of its majority shareholders. The loans are for six months and mature beginning November 30, 2015. The loan is accruing interest at a rate of 0%.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 5, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount ("OID") and $12,000 in deferred financing costs for broker fees.

The note earns an interest rate equal to 12% per annum and matures on March 5, 2016. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $56,522, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,348 as result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $110,096 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $53,574 was expensed immediately as additional interest expense. During the six months ended June 30, 2015, the Company recorded $8,777 amortization of the debt discount on the note.

On March 26, 2015, the Company entered into a convertible note with Macallan Partners for an aggregate principal amount of $112,000 with a $12,000 OID and $7,500 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on March 31, 2016. Pursuant to this note, the Company recorded a debt discount of $100,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $12,000 as a result of the 11% original issue discount. The Company determined that the fair value of the conversion feature was $207,690 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $107,690 was expensed immediately as additional interest expense. During the six months ended June 30, 2015, the Company recorded $4,406 amortization of the debt discount on the notes.

On April 16, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $71,500 with a $6,500 OID and $8,125 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on April 16, 2016. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Pursuant to this note, the Company recorded a debt discount of $65,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $6,500 as a result of the 10% original issue discount. The Company determined that the fair value of the conversion feature was $126,021 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $61,021 was expensed immediately as additional interest expense. During the six months ended June 30, 2015, the Company recorded $4,814 amortization of the debt discount on the notes.

On June 24, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount ("OID") and $6,250 in deferred financing costs for broker fees.

The note earns an interest rate equal to 12% per annum and matures on June 15, 2016. The note is convertible at the lower of $0.10 or 70% of the lowest traded price price of the Company’s common stock during the 25 trading days prior to the date of conversion. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $56,522, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,348 as a result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $117,086 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $60,564 was expensed immediately as additional interest expense. During the six months ended June 30, 2015, the Company recorded $998 amortization of the debt discount on the note.

As summary of value changes to the notes for the six months ended June 30, 2015 is as follows:

Carrying value of Convertible Notes at December 31, 2014	$274,123
Additional borrowings	305,240
Total principal	579,363
Less: conversion carrying value of convertible notes	(625,870)
Less: discount related to fair value of the embedded conversion feature	(278,044)
Less: discount related to original issue discount	(27,196)
Add: amortization of discount	476,839
Carrying value of Convertible Notes at June 30, 2015	$125,092

The deferred financing costs are amortized by the Company through interest expense over the life of the notes. During the six months ended June 30, 2015, the Company recorded $36,414 amortization of the deferred financing costs.

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

The derivative instruments were valued at loan origination date, date of debt conversion and at June 30, 2015, The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:

	December 31,		June 30,
	2014	New Issuances	2015
Shares of common stock issuable upon exercise of debt	23,193,987	33,505,654	81,743,081
Estimated market value of common stock on measurement date	$0.17	$0.004 - $0.026	$0.035
Exercise price	$0.00766 -0.01	$0.009 - 0.03	$0.019 - 0.10
Risk free interest rate (1)	0.04% - 0.25%	0.22% - 0.30%	0.01% - 0.11%
Expected dividend yield (2)	0.00%	0.00%	0.00%
Expected volatility (3)	62% - 105%	127% - 149%	150%
Expected exercise term in years (4)	0.25 - 1.00	1.00	0.25– 0.99

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.

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

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the six months ended June 30, 2015 is summarized as:

Fair value of derivatives December 31, 2014	$1,256,159
New issuances	560,893
Conversion of derivative liabilities	(727,857)
Change in fair value of derivative liabilities	(194,801)
Fair value of derivative liabilities at June 30, 2015	$894,394

NOTE 7 – EQUITY TRANSACTIONS

On April 9, 2015, the Company amended its Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 1,000,000,000 to 2,000,000,000 shares.

During the six months ended June 30, 2015, the Company issued 105,068,418 shares of common stock for the conversion of notes payable and accrued interests in the amount of $625,870 The Company also recorded $727,857 as increase in additional paid-in capital from derivative liability as a result of the conversions.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company issued 84,576,719 shares for the conversion $130,000 of convertible notes payable and accrued interests.

On July 10, 2015, the Company entered into a convertible note for an aggregate principal amount of $69,000 with $4,000 in deferred financing costs for broker fees. The note is convertible any time after 180 days from issuance at 62% of the average of the lowest 3 trading prices of the Company’s common stock during the 30 trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on April 30, 2016.

On July 22, 2015 the Company repaid $25,940 of related party debt.

On July 27, 2015, the Company entered into a convertible note for an aggregate principal amount of $45,000 with $2,250 in deferred financing costs for broker fees. The note is convertible at 62% of the lowest trading price of the Company’s common stock during the 15 trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on July 27, 2016.

On August 14, 2015 the Company issued 7 warrants to purchase an aggregate of 12,344,002 shares of the Company’s common stock to its placement agent for completed securities offerings. The warrants have a term of 5 years and exercise prices ranging from $0.003 to $0.10 per share.

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

Overview

World Moto, Inc. was incorporated on March 24, 2008, in the State of Nevada under the name Net Profits Ten Inc. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. Additionally, on November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”, which name change became effective on November 15, 2012, upon approval from the Financial Industry Regulatory Authority (“FINRA”). On January 18, 2014, we amended our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 1,000,000,000. On April 9, 2015 we further amended our Articles of Incorporation to increase our authorized shares of common stock from 1,000,000,000 to 2,000,000,000 shares.

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

As of June 30, 2015, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product.

Business Overview

Plan of Operations

We plan to establish ourselves as a company that designs, manufactures, markets, and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities. We currently have patent applications pending for our products in 56 countries. To achieve our objective, we have established our operational subsidiary in Thailand for product development and a presence in two additional potential markets, Brazil and Nigeria, and begun expanding our work force to be able to implement our business plan.

The Moto-Meter has just entered the production phase and we expect to have the ability to start filling orders by the end of the third quarter, 2015. This schedule is contingent upon our contract manufacturers meeting their estimated delivery timetables.

In conjunction with the opening of sales for the Moto-Meter, we launched a smartphone application (App). The App connects directly to the Moto-Meter via a secure bluetooth connection, and can access data from the Moto-Meter in real-time, giving customers the ability to view ratings and a profile of the driver before getting on the motorcycle. While the Moto-Meter is in use, the App can provide continuous analysis on the fare and GPS location of the customer, augmenting the Moto-Meter's anti-tampering security protocols, as well as transmitting the location to designated individuals or safety monitoring services. The App also has the ability to offer customized products and services to the users during the ride, with any purchases such as optional insurance automatically added to the fare.

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

We have also developed HailYes™, which is an integrated mobile platform that instantly connects consumers to transport and commerce services in a local community. The HailYes™ app allows consumers to simply tap their smartphone to hail a ride, courier a package, or have refreshments delivered right to their doorstep in a matter of minutes.

The HailYes™ is being marketed to drivers in Bangkok, and we are also seeing downloads and interest in other parts of the world including the USA.

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

We currently use the Wheelies in-house for advertising our other products and are looking to build out sales to advertising agencies and large brands.

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

Results of Operations

Comparison of three-month period ended June 30, 2015 and 2014, and the six-month period ended June 30, 2015 and 2014

Revenue

We have generated no revenues for the three and six-month periods ended June 30, 2015 and 2014.

Expenses

General and administration expenses for the three-month period ended June 30, 2015, amounted to $256,065 compared to $233,723 during the three-month period ended June 30, 2014. General and administration expenses for the six-month period ended June 30, 2015, amounted to $355,315 compared to $372,734 during the six-month period ended June 30, 2014.

R&D expenses for the three-month period ended June 30, 2015 amounted to $121,649 compared to $126,590 during the three-month period ended June 30, 2014. R&D expenses for the six-month period ended June 30, 2015 amounted to $224,474 compared to $247,696 during the six-month period ended June 30, 2014.

Other income for the three-month period ended June 30, 2015 amounted to $18,923 compared to expenses of $133,477 during the three-month period ended June 30, 2014. The difference is due to the Company having higher interest expense in the current period partially offset by the change in the fair value of the derivative liability. Other expenses for the six-month period ended June 30, 2015 amounted to $657,503 compared to $133,611 during the six-month period ended June 30, 2014. The difference is due to the Company having higher interest expense in the current six month period, partially offset by the change in the fair value of the derivative liability.

Net Loss

For the three-month period ended June 30, 2015, we incurred a net loss of $358,791 compared to a net loss of $493,790 for the three-month period ended June 30, 2014. For the six-month period ended June 30, 2015, we incurred a net loss of $1,237,292 compared to a net loss of $754,041 for the six-month period ended June 30, 2014. The change in net loss between the three month period ended June 30, 2015 and the six month period ended June 30, 2015 is primarily due to the change in the fair value of the derivatives.

Liquidity and Capital Resources

As of June 30, 2015, we had $29,249 in current assets and $1,568,349 in current liabilities. Our total assets were $86,306 and our total liabilities were $1,568,349. We had $2,196 in cash and our working capital deficit was $1,539,100.

Cash Flows:

	For the six months ended
	June 30,
	2015	2014
Cash Flows from Operating Activities	$(415,573)	$(562,928)
Cash Flows from Investing Activities	-	(487)
Cash Flows from Financing Activities	257,659	442,500
Effects of Currency Translations	(9,155)	(3,641)
Net increase(decrease) in cash	$(167,069)	$(124,556)

On March 5, 2015, we entered into a securities purchase agreement with an institutional investor pursuant to which we issued a convertible debenture in the principal amount of $54,348 for a purchase price of $50,000 (8% original issue discount). Pursuant to an amendment to the securities purchase agreement, on June 30, 2015, such investor purchased an additional convertible debenture in the principal amount of $195,653 for a purchase price of $180,000 (8% original issue discount). The investor provided $50,000 of the proceeds on July 21, 2015, and the remaining $130,000 of the purchase price on July 9, 2015.

On March 26, 2015, we entered into a convertible promissory note with Macallan Partners of $112,000. The note earns an interest rate equal to 8% per annum and matures on March 31, 2016. Pursuant to this note, the Company recorded a debt discount of $100,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $12,000 as a result of the 11% original issue discount. The Company determined that the fair value of the conversion feature was $207,690 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $107,690 was expensed immediately as additional interest expense. During the six months ended June 30, 2015, the Company recorded $4,406 amortization of the debt discount on the notes.

On April 16, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $71,500 with a $6,500 OID and $8,125 in deferred financing costs for broker fees. The note earns an interest rate equal to 8% per annum and matures on April 16, 2016. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Pursuant to this note, the Company recorded a debt discount of $65,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $6,500 as a result of the 10% original issue discount. The Company determined that the fair value of the conversion feature was $126,021 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $61,021 was expensed immediately as additional interest expense. During the six months ended June 30, 2015, the Company recorded $4,814 amortization of the debt discount on the notes.

On June 24, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount ("OID") and $6,250 in deferred financing costs for broker fees. The note earns an interest rate equal to 12% per annum and matures on June 15, 2016. The note is convertible at the lower of $0.10 or 70% of the lowest traded price price of the Company’s common stock during the 25 trading days prior to the date of conversion. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $56,522, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,348 as a result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $117,086 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $60,564 was expensed immediately as additional interest expense. During the six months ended June 30, 2015, the Company recorded $998 amortization of the debt discount on the note.

On July 10, 2015, we entered into a convertible note for an aggregate principal amount of $69,000 with $4,000 in deferred financing costs for broker fees. The note is convertible any time after 180 days from issuance at 62% of the average of the lowest three (3) trading prices of the Company’s common stock during the thirty (30) trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on April 30, 2016.

Subsequent to the end of our fiscal quarter, on July 27, 2015, we entered into a convertible note for an aggregate principal amount of $45,000 with $2,250 in deferred financing costs for broker fees. The note is convertible at 62% of the lowest trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on July 27, 2016.

Given our cash position of $47,812 as of August 12, 2015, and the proceeds from our equity financings, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through August 31, 2015.

We have incurred an accumulated loss of $4,585,854 since inception. There is substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses. We are targeting an additional $1,000,000 over the next 12 months in additional working capital in order to increase our growth plans on an expedited basis.

Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Additionally, our ability to raise additional capital may be limited due to the grant of a security interest on all of the assets of the Company to secure the obligations under the convertible debentures issued on April 4, 2014 and December 11, 2014, and the convertible debentures issued during 2015. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and distribution expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and distribution of our products.

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

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

. Persuasive evidence of an arrangement exists;
. Delivery has occurred or services have been rendered;
. The fee for the arrangement is fixed or determinable; and
. Collectibility is reasonably assured.

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

As of the quarterly period ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended June 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2015, we entered into a convertible note for an aggregate principal amount of $69,000 with $4,000 in deferred financing costs for broker fees. The note is convertible any time after 180 days from issuance at 62% of the average of the lowest three (3) trading prices of the Company’s common stock during the thirty (30) trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on April 30, 2016.

The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On July 27, 2015, we entered into a convertible note for an aggregate principal amount of $45,000 with $2,250 in deferred financing costs for broker fees. The note is convertible at 62% of the lowest trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on July 27, 2016.

The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

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
10.1

Amendment No. 1, dated May 19, 2015, to the Securities Purchase Agreement dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1 filed on May 27, 2015).

10.2

Amendment No. 2, dated June 30, 2015, to the Securities Purchase Agreement dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on July 1, 2015).

10.3	Debenture, dated June 30, 2015, with Redwood Management, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on July 1, 2015).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MOTO, INC.

Dated: August 14, 2015	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)