Form 10-Q
period 2015-09-30
World Moto, Inc.
filed 2015-11-23
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes        [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2015
Common stock, $.0001 par value	[842,710,260]

World Moto, Inc.

Form 10-Q

For the Nine Months Ended September 30, 2015

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

2

World Moto, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$26,660	$169,265
Prepaid expenses and other current assets	31,217	20,741
Inventory	7,160	2,986
Total current assets	65,037	192,992
Property and equipment, net of accumulated depreciation	17,660	24,215
Deferred financing costs, net of accumulated amortization	41,289	28,867
Other assets	9,981	10,984
TOTAL ASSETS	$133,967	$257,058

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$489,895	$211,336
Convertible notes payable, net of discount of $610,208 and $779,573, respectively	262,435	274,123
Derivative liabilities	1,063,350	1,256,159
Short-term debt – related party	36,479	45,707
Unearned revenues	55,865	59,056
Total current liabilities	1,908,024	1,846,381
Contingencies and Commitments
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value; 2,000,000,000 shares authorized 712,157,315 and 395,369,204 shares issued and outstanding, respectively	71,215	39,536
Additional paid-in capital	3,962,624	1,752,443
Accumulated deficit	(5,785,486)	(3,365,780)
Accumulated other comprehensive loss	(22,410)	(15,522)
Total stockholders’ deficit	(1,774,057)	(1,589,323)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$133,967	$257,058

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$–	$–	$–	$–

Operating expenses
Research & development	106,582	–	331,056	247,696
General and administrative	223,972	242,325	579,288	634,696
Total operating expense	330,554	242,325	910,344	882,392

Loss from operations	(330,554)	(242,325)	(910,344)	(882,392)
Other income (expense):
Interest expense	(845,186)	(201,258)	(1,688,335)	(287,995)
Interest income	–	–	–	6
Change in fair value of derivative liabilities	(117,484)	1,586	77,317	(45,476)
Gain on settlement of debt	107,974	–	107,974	–
Foreign exchange (gain) loss	2,837	7,012	(6,318)	7,194
Total other income (expense)	(851,859)	(192,660)	(1,509,362)	(326,271)
Net loss	$(1,182,413)	$(434,985)	$(2,419,706)	$(1,208,663)
Other comprehensive income (loss):
Foreign currency translations	2,267	(5,273)	(6,888)	(10,604)

Comprehensive loss	$(1,180,146)	$(440,258)	$(2,426,594)	$(1,219,267)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	532,648,145	378,038,740	491,009,507	378,035,047

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,419,706)	$(1,208,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,555	5,462
Non-cash interest expense from derivative liability in excess of face value of convertible notes	457,848	–
Amortization of debt discount and deferred financing costs	1,006,648	270,576
Gain on settlement of debt	(107,974)	–
Change in fair value of derivative liabilities	(77,317)	45,476
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,473)	(5,080)
Inventory	(4,174)	(24,974)
Accounts payable and accrued expenses	404,865	237,182
Unearned revenues	(3,191)	24,980

Net cash used in operating activities	(745,919)	(655,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	–	(313)

Net cash used in investing activities	–	(313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of financing costs	619,430	534,500
Related party advances (repayments)	(9,228)	37,008

Net cash provided by financing activities	610,202	571,508

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(6,888)	(10,604)

Net decrease in cash	(142,605)	(94,450)

Cash at beginning of period	169,265	179,132

Cash at end of period	$26,660	$84,682

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income taxes	$–	$–
Interest	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for deferred finance cost	$–	$46,584
Shares issued for conversion of debt	$869,811	$–
Reclassification of fair value of derivatives from liability to equity	$1,340,300	$–
Fair value of conversion feature of convertible debt classified as derivative liabilities	$1,207,424	$552,701

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

On January 30, 2013, World Moto, Inc. established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established, but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd, a wholly owned subsidiary of the Company, was organized under the laws of the Kingdom of Thailand and the name of this company was later changed to World Moto Co., Ltd. (“WM Co. Thailand”). WM Thailand represents our operating entity for the purposes of research and development in the Southeast Asia region.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Long-Lived Assets

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method of 3 years.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2015 and December 31, 2014 respectively.

	Level 1	Level 2	Level 3	Total
Derivative liability
September 30, 2015	$–	$–	$1,063,350	$1,063,350
December 31, 2014	$–	$–	$1,256,159	$1,256,159

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $5,785,486 as of September 30, 2015, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – UNEARNED REVENUES

On December 2, 2013, WM Co. Thailand entered into a Purchase and Licensing Agreement (the "PL Agreement") with Mobile Advertising Ventures Ltd. ("MAV"). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial "Wheelies" from WM Co. Thailand at a total purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. WM Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. The Company received $35,000 from MAV before December 31, 2013 and has been recorded as unearned revenues.

On March 10, 2014, the Company entered into a Fleet Franchise Agreement ("the Franchise Agreement") with Mobile Advertising Ventures, Ltd. ("MAV"). MAV paid the Company $20,865 for the right to utilize the Yes software and all other trademarks of the Company, including but not limited to "Yes", "World Moto" and "Wheelies" (collectively, the "Marks") in the Federal Territory of Kuala Lumpur, Malaysia. Initial training has been completed for the Franchisee; however, the Franchisee has not begun operations. This revenue will be reclassified as earned when MAV completes its first sale using the Yes software.

NOTE 4 – RELATED PARTY TRANSACTIONS

At September 30, 2015 and December 31, 2014, the Company had short-term debt of $36,479 and $45,707, respectively, due to one of its majority shareholders. On July 29, 2015, the Company borrowed an additional $6,890 and repaid $25,940 of related party debt. The loans are for six months and mature beginning November 30, 2015. The loans are accruing interest at a rate of 0%.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 5, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount ("OID") and $12,000 in deferred financing costs for broker fees.

The note earns an interest rate equal to 12% per annum and matures on March 5, 2016. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $56,522, as a result of the embedded conversion feature being a financial derivative. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 25 trading days prior to conversion. The Company also recorded a debt discount of $4,348 as result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $110,096 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $53,574 was expensed immediately as additional interest expense. During the nine months ended September 30, 2015, the Company recorded $17,941 amortization of the debt discount on the note.

On March 26, 2015, the Company entered into a convertible note with Macallan Partners for an aggregate principal amount of $112,000 with a $12,000 OID and $7,500 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on March 31, 2016. Pursuant to this note, the Company recorded a debt discount of $100,000, as a result of the embedded conversion feature being a financial derivative. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion. The Company also recorded a debt discount of $12,000 as a result of the 11% original issue discount. The Company determined that the fair value of the conversion feature was $207,690 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $107,690 was expensed immediately as additional interest expense. On September 30, 2015, the Company settled the convertible note through the issuance of new convertible note to a third party.

On September 30, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $117,476.

The note was issued to settle the $112,000 Macallan Partners note and $5,476 of interest accrued on the note. The note earns an interest rate equal to 8% per annum and matures on September 30, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Pursuant to this note, the Company recorded a debt discount of $111,304, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $111,304 at the issuance date. During the nine months ended September 30, 2015, the Company recorded $45 amortization of the debt discount on the note.

On September 30, 2015, the Company entered into an additional convertible note with Union Capital for an aggregate principal amount of $64,674 with $8,674 in deferred financing costs for broker fees.

The note was issued in consideration for the $56,000 prepayment premium owed as a result of settling the $112,000 Macallan Partners note. The note earns an interest rate equal to 8% per annum and matures on September 30, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Pursuant to this note, the Company recorded a debt discount of $59,718, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $59,718 at the issuance date. During the nine months ended September 30, 2015, the Company recorded $27 amortization of the debt discount on the note.

On April 16, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $71,500 with a $6,500 OID and $8,125 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on April 16, 2016. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Pursuant to this note, the Company recorded a debt discount of $65,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $6,500 as a result of the 10% original issue discount. The Company determined that the fair value of the conversion feature was $126,021 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $61,021 was expensed immediately as additional interest expense. During the nine months ended September 30, 2015, the Company recorded $11,285 amortization of the debt discount on the notes.

On June 24, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount ("OID") and $6,250 in deferred financing costs for broker fees.

The note earns an interest rate equal to 12% per annum and matures on June 15, 2016. The note is convertible at the lower of $0.10 or 70% of the lowest traded price of the Company’s common stock during the 25 trading days prior to the date of conversion. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $56,522, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,348 as a result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $117,086 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $60,564 was expensed immediately as additional interest expense. During the nine months ended September 30, 2015, the Company recorded $54,661 amortization of the debt discount on the note.

On July 9, 2015, the Company issued a convertible note to Redwood Management for an additional principal amount of $141,305 with a $11,305 original issue discount ("OID") and $13,500 in deferred financing costs for broker fees.

The note earns an interest rate equal to 12% per annum and matures on June 15, 2016. The note is convertible at the lower of $0.10 or 70% of the lowest traded price of the Company’s common stock during the 25 trading days prior to the date of conversion. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $130,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $11,305 as a result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $307,439 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $194,396 was expensed immediately as additional interest expense. During the nine months ended September 30, 2015, the Company recorded $97,227 amortization of the debt discount on the note.

On July 10, 2015, the Company entered into a convertible note for an aggregate principal amount of $69,000 with $4,000 in deferred financing costs for broker fees.

The note is convertible any time after 180 days from issuance at 62% of the average of the lowest 3 trading prices of the Company’s common stock during the 30 trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and is due on April 30, 2016. Pursuant to this note, the Company recorded a debt discount of $53,778, as a result of the embedded conversion feature being a financial derivative. During the nine months ended September 30, 2015, the Company recorded $8,005 amortization of the debt discount on the note.

On July 27, 2015, the Company entered into a convertible note for an aggregate principal amount of $45,000 with $2,250 in deferred financing costs for broker fees.

The note is convertible at 62% of the lowest trading price of the Company’s common stock during the 15 trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on July 27, 2016. Pursuant to this note, the Company recorded a debt discount of $35,365, as a result of the embedded conversion feature being a financial derivative. During the nine months ended September 30, 2015, the Company recorded $3,045 amortization of the debt discount on the note.

On August 31, 2015, the Company entered into a convertible note for an aggregate principal amount of $44,000 with a $4,000 original issue discount ("OID").

The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The note earns an interest rate equal to 12% per annum and matures on August 31, 2017. Pursuant to this note, the Company recorded a debt discount of $40,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,000 as a result of the original issue discount. The Company determined that the fair value of the conversion feature was $43,038 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $3,038 was expensed immediately as additional interest expense. During the nine months ended September 30, 2015, the Company recorded $1,806 amortization of the debt discount on the note.

On September 3, 2015, the Company entered into a convertible note for an aggregate principal amount of $41,000 with a $4,000 original issue discount ("OID").

The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The note earns an interest rate equal to 10% per annum and matures on September 3, 2016. Pursuant to this note, the Company recorded a debt discount of $35,888, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,000 as a result of the original issue discount. The Company determined that the fair value of the conversion feature was $39,888 at the issuance date. During the nine months ended September 30, 2015, the Company recorded $345 amortization of the debt discount on the note.

As summary of value changes to the notes for the nine months ended September 30, 2015 is as follows:

Carrying value of Convertible Notes at December 31, 2014	$274,123
Additional borrowings	715,695
Total principal	989,818
Less: conversion carrying value of convertible notes	(896,747)
Less: discount related to fair value of the embedded conversion feature	(758,632)
Less: discount related to original issue discount	(31,966)
Add: amortization of discount	959,962
Carrying value of Convertible Notes at September 30, 2015	$262,435

The deferred financing costs are amortized by the Company through interest expense over the life of the notes. During the nine months ended September 30, 2015, the Company recorded $51,877 amortization of the deferred financing costs.

NOTE 6 – DERIVATIVE LIABILITIES

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversation feature to be a financial derivative. The Company may not have enough authorized common stock to settle its obligation if the note holder elects to convert the note into common shares when the trading price is lower than a certain threshold. The warrants described in Note 8 also qualify for derivative classification.

The derivative instruments were valued at loan origination date, issuance date, date of debt conversion and at September 30, 2015, The fair values of the derivative liabilities related to the conversion options of these notes and warrants were estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:

	December 31,		September 30,
	2014	New Issuances	2015
Shares of common stock issuable upon exercise of debt	23,193,987	163,052,712	513,193,798
Estimated market value of common stock on measurement date	$0.17	$0.0018 - $0.026	$0.0017
Exercise price	$0.00766 -0.01	$0.0009 - 0.10	$0.0007 - 0.10
Risk free interest rate (1)	0.04% - 0.25%	0.00% - 0.33%	0.00% - 0.33%
Expected dividend yield (2)	0.00%	0.00%	0.00%
Expected volatility (3)	62% - 105%	106% - 169%	153%-170%
Expected exercise term in years (4)	0.25 - 1.00	0.01-2.00	0.20– 1.92

	December 31,		September 30,
	2014	New Issuances	2015
Shares of common stock issuable upon exercise of warrants	-	12,344,002	12,344,002
Estimated market value of common stock on measurement date	$-	$0.0037	$0.0017
Exercise price	$-	$0.0032-$0.0332	$0.0032-$0.0332
Risk free interest rate (1)	-	1.54%	0.92%
Expected dividend yield (2)	-	0.00%	0.00%
Expected volatility (3)	-	159%	170%
Expected exercise term in years (4)	-	5.00	4.84

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.

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

The change in fair values of the derivative liabilities related to the Convertible Notes for the nine months ended September 30, 2015 is summarized as:

Fair value of derivatives December 31, 2014	$1,256,159
New issuances of conversion features	1,215,752
Conversion of derivative liabilities	(1,340,300)
Change in fair value of conversion features	(70,960)
New issuances of warrants	9,056
Change in fair value of derivative warrants	(6,357)
Fair value of derivative liabilities at September 30, 2015	$1,063,350

NOTE 7 – EQUITY TRANSACTIONS

On April 9, 2015, the Company amended its Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 1,000,000,000 to 2,000,000,000 shares.

During the nine months ended September 30, 2015, the Company issued 316,788,111 shares of common stock for the conversion of notes payable and accrued interests in the amount of $869,881. The Company also recorded $1,340,300 as increase in additional paid-in capital from derivative liabilities as a result of the conversions.

NOTE 8 – WARRANTS

On August 19, 2015, the Company issued 7 warrants to purchase an aggregate of 12,344,002 shares of the Company’s common stock to its placement agent for completed securities offerings. The warrants have a term of 5 years and exercise prices ranging from $0.003 to $0.10 per share. The warrants meet the criteria for classification as a derivative liability, with a grant date fair value of $9,056 and during the nine months ended September 30, 2015, the Company recorded a gain on the change in fair value of the derivative liability of $6,357.

A summary of the changes in the Company’s common share purchase warrants for the nine months ended September 30, 2015 is presented below:

		Weighted Average	Weighted Average
	Number	Exercise Price	Expected Life
Balance, December 31, 2014	-	-	-
Issued	12,344,002	$0.014
Balance, September 30, 2015	12,344,002	$0.014	4.84 years

NOTE 9 – GAIN ON SETTLEMENT OF DEBT

During the nine months ended September 30, 2015, the Company recorded a gain on settlement of debt of $107,974.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company issued 130,552,945 shares of common stock upon the conversion of $100,000 of the notes payable described in Note 5.

On October 13, 2015, the Company approved a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred Stock are convertible at a one to one ratio into shares of common stock. The holders of Series A Convertible Preferred Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds, on an as-converted basis. However, the current policy of the Board of Directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of Series A Convertible Preferred Stock are entitled to share ratably in all assets that are legally available for distribution after payment in full of any preferential amounts, on an as-converted basis.

On October 13, 2015, the Company issued an aggregate of 5,000,000 shares of Series A Preferred Stock, consisting of 4,000,000 shares of Series A Preferred Stock issued to Paul Giles, and 1,000,000 shares of Series A Preferred Stock issued to Chris Ziomkowski as compensation for services rendered to the Company.

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

Overview

World Moto, Inc. was incorporated on March 24, 2008, in the State of Nevada under the name Net Profits Ten Inc. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. Additionally, on November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”, which name change became effective on November 15, 2012, upon approval from the Financial Industry Regulatory Authority (“FINRA”). On January 18, 2014, we amended our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 1,000,000,000. On April 9, 2015 we further amended our Articles of Incorporation to increase our authorized shares of common stock from 1,000,000,000 to 2,000,000,000 shares. On October 13, 2015, we filed a Certificate of Designation which set forth the rights, preferences and privileges for a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. We are authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred Stock are convertible at a one to one ratio into shares of common stock. On October 13, 2015, we issued 4,000,000 shares of Series A Convertible Preferred Stock to Paul Giles, our Chief Executive Officer, and 1,000,000 shares of Series A Convertible Preferred Stock to Chris Ziomkowski, our Chief Technical Officer, as compensation for services rendered. On November 16, 2015, we further amended our Articles of Incorporation to increase our authorized shares of common stock from 2,000,000,000 to 4,000,000,000 shares.

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

As of September 30, 2015, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product.

Business Overview

Plan of Operations

We design, manufacture, market, and sell the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities. We currently have patent applications pending for our products in 56 countries. To achieve our business objectives, we have established our operational subsidiary in Thailand for product development and a presence in two additional potential markets, Brazil and Nigeria, and begun expanding our work force to be able to implement our business plan.

The Moto-Meter has entered the production phase and we began filling orders in October 2015.

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

As an element of mobile commerce, we have introduced “Yes,” a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service has been going through testing and was launched on March 9, 2015 in Bangkok, Thailand. We have also developed HailYes™, which is an integrated mobile platform that instantly connects consumers to transport and commerce services in a local community. The HailYes™ app allows consumers to simply tap their smartphone to hail a ride, courier a package, or have refreshments delivered right to their doorstep in a matter of minutes. On October 13, 2015, we announced the establishment of our HailYes Licensee program. This program gives interested parties the opportunity to license HailYes™ We suspended our planned expansion of our existing Yes delivery platform into the surrounding countries of Malaysia and Cambodia at this time in order to avoid conflicting and overlapping marketing efforts.

HailYes™ is being marketed to drivers in Bangkok, and we expect to begin marketing the product to consumers in Bangkok in Q4 2015. An example of a market gaining traction is the city of Pattaya, Thailand, where we are now actively working to register drivers, including drivers of share taxis. Known locally as songtaews (literally, "two rows"), and sometimes called "baht buses", these share taxis are a primary mode of transport for approximately 500,000 passengers a day throughout the city. We intend to generate revenue via transaction fees for this service and also raise visibility of HailYes ™ through interior/exterior signage.

In the third quarter of 2015, we announced that we were launching a new program to provide interested parties with the opportunity to obtain exclusive licenses for HailYes™ in territories around the world, and have subsequently signed two licensees covering the areas of the greater Amsterdam metropolitan area in the Netherlands and two of Indonesia's major cities, Jambi City and Batam. We anticipate that the first licensees will begin commercial operations of HailYes™ in the fourth quarter of 2015.

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

On October 14, 2015, we announced the crowdfunding launch of Wheelies™. The Kickstarter campaign introduces Wheelies to motorbike enthusiasts both in the United States and around the world at discounted pre-order prices which will run through November 28, 2015.

On October 30, 2013, we announced the signing of multiple letters of intent for the distribution of our flagship product, the Moto-Meter. To date, we signed letters of intent with qualified distributors in 7 countries. The distributors were selected for their ability to both sell and support our products as well as to protect our brand image in strategic markets. We are continuing discussions with dozens of further prominent distributors out of the hundreds of retail agents and operators that have contacted us expressing interest in the Moto-Meter and associated products. The letters of intent include authorizations to sell and support our flagship product, the Moto-Meter, as well as establishing priority for HailYES™ , Wheelies and our other future products and services.

On December 2, 2013, World Moto Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with Mobile Advertising Ventures Ltd. (“MAV”). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial “Wheelies” from World Moto Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. World Moto Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. This sale has been cancelled and we plan to refund monies to MAV.

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

In Africa, we have established relationships with 2 value added resellers who wish to incorporate the Moto-Meter into their proprietary solutions for transport and commerce throughout the continent. These relationships have obviated the need for us to maintain an office in Lagos. On November 4, 2013, we were awarded a patent on the Moto-Meter technology until 2033 in Nigeria, a country with more than 3 million motorcycle taxis.

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

Moto-Meter

Estimated
Expenses	Description

Engineering	$120,000
Additional Prototyping and Mechanical Construction	$15,000
Initial Sales Training and Support	$10,000
Licensing and Certification	$20,000
Training and Equipment	$45,000

Total	$210,000

Wheelies
Estimated
Description	Expenses

Establish Production and Support	$35,000
Warranty Service	$5,000

Total	$40,000

Yes

Estimated
Description	Expenses

Continued Development of Handset Application	$20,000
Continued Development of Agent Handset Application	$20,000
Establishment of Customer Service Center	$5,000
Initial Awareness Campaign	$35,000

Total	$80,000

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

Results of Operations

Comparison of three-month period ended September 30, 2015 and 2014, and the nine-month period ended September 30, 2015 and 2014

Revenue

We have generated no revenues for the three and nine-month periods ended September 30, 2015 and 2014.

Expenses

General and administration expenses for the three-month period ended September 30, 2015, amounted to $223,972 compared to $242,325 during the three-month period September 30, 2014. General and administration expenses for the nine-month period ended September 30, 2015, amounted to $579,288 compared to $634,696 during the nine-month period ended September 30, 2014. The decrease in general and administrative expenses is due to the the decrease in professional and advertising and promotional fees incurred in the current year.

R&D expenses for the three-month period ended September 30, 2015 amounted to $106,582 compared to $0 during the three-month period ended September 30, 2014. R&D expenses for the nine-month period ended September 30, 2015 amounted to $331,056 compared to $247,696 during the six-month period ended June 30, 2014. The increase in R&D expense is due to additional research and testing to prepare the Moto-Meter for sale and the development of the HailYes software.

Other expense for the three-month period ended September 30, 2015 amounted to $851,159 compared to $192,660 during the three-month period ended September 30, 2014. The difference is due to the Company having higher interest expense in the current period partially offset by the gain on settlement of debt. Other expenses for the nine-month period ended September 30, 2015 amounted to $1,509,362 compared to $326,271 during the nine-month period ended September 30, 2014. The difference is due to the Company having higher interest expense in the current nine month period, partially offset by the gain on settlement of debt.

Net Loss

For the three-month period ended September 30, 2015, we incurred a net loss of $1,182,413 compared to a net loss of $434,985 for the three-month period ended September 30, 2014. For the nine-month period ended September 30, 2015, we incurred a net loss of $2,419,706 compared to a net loss of $1,208,663 for the nine-month period ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had $65,037 in current assets and $1,908,024 in current liabilities. Our total assets were $133,967 and our total liabilities were $1,908,024. We had $26,660 in cash and our working capital deficit was $1,842,987.

Cash Flows:

	For the nine months ended
	September 30,
	2015	2014
Cash Flows from Operating Activities	$(745,919)	$(655,041)
Cash Flows from Investing Activities	-	(313)
Cash Flows from Financing Activities	610,202	571,508
Effects of Currency Translations	(6,888)	(10,604)
Net increase(decrease) in cash	$(142,605)	$(94,450)

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

On March 26, 2015, we entered into a convertible promissory note with Macallan Partners of $112,000. The note earns an interest rate equal to 8% per annum and matures on March 31, 2016. Pursuant to this note, the Company recorded a debt discount of $100,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $12,000 as a result of the 11% original issue discount. The Company determined that the fair value of the conversion feature was $207,690 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $107,690 was expensed immediately as additional interest expense. During the nine months ended September 30, 2015, the Company recorded $9,120 amortization of the debt discount on the notes.

On April 16, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $71,500 with a $6,500 OID and $8,125 in deferred financing costs for broker fees. The note earns an interest rate equal to 8% per annum and matures on April 16, 2016. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Pursuant to this note, the Company recorded a debt discount of $65,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $6,500 as a result of the 10% original issue discount. The Company determined that the fair value of the conversion feature was $126,021 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $61,021 was expensed immediately as additional interest expense. During the nine months ended September 30, 2015, the Company recorded $11,285 amortization of the debt discount on the notes.

On June 24, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount ("OID") and $6,250 in deferred financing costs for broker fees. The note earns an interest rate equal to 12% per annum and matures on June 15, 2016. The note is convertible at the lower of $0.10 or 70% of the lowest traded price price of the Company’s common stock during the 25 trading days prior to the date of conversion. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $56,522, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,348 as a result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $117,086 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $60,564 was expensed immediately as additional interest expense. During the nine months ended September 30, 2015, the Company recorded $2,174 amortization of the debt discount on the note.

On July 9, 2015, we issued a convertible note to Redwood Management for an additional principal amount of $141,305 with a $11,305 original issue discount ("OID") and $13,500 in deferred financing costs for broker fees. The note earns an interest rate equal to 12% per annum and matures on June 15, 2016. The note is convertible at the lower of $0.10 or 70% of the lowest traded price of our common stock during the 25 trading days prior to the date of conversion. We are obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter. Pursuant to this note, we recorded a debt discount of $130,000, as a result of the embedded conversion feature being a financial derivative. We also recorded a debt discount of $11,305 as a result of the 8% original issue discount. We determined that the fair value of the conversion feature was $307,439 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $194,396 was expensed immediately as additional interest expense. During the nine months ended September 30, 2015, we recorded $97,227 amortization of the debt discount on the note.

On July 10, 2015, we entered into a convertible note for an aggregate principal amount of $69,000 with $4,000 in deferred financing costs for broker fees. The note is convertible any time after 180 days from issuance at 62% of the average of the lowest three (3) trading prices of the Company’s common stock during the thirty (30) trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on April 30, 2016. During the nine months ended September 30, 2015, the Company recorded $8,005 amortization of the debt discount on the note.

On July 27, 2015, we entered into a convertible note for an aggregate principal amount of $45,000 with $2,250 in deferred financing costs for broker fees. The note is convertible at 62% of the lowest trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on July 27, 2016. During the nine months ended September 30, 2015, the Company recorded $3,045 amortization of the debt discount on the note.

On August 31, 2015, the Company entered into a convertible note for an aggregate principal amount of $44,000 with a $4,000 original issue discount ("OID"). The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The note earns an interest rate equal to 12% per annum and matures on August 31, 2017. During the nine months ended September 30, 2015, the Company recorded $1,806 amortization of the debt discount on the note.

On September 3, 2015, the Company entered into a convertible note for an aggregate principal amount of $41,000 with a $4,000 original issue discount ("OID"). The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The note earns an interest rate equal to 10% per annum and matures on September 3, 2016. During the nine months ended September 30, 2015, the Company recorded $345 amortization of the debt discount on the note.

On September 30, 2015, the Company issued entered into a convertible note with Union Capital for an aggregate principal amount of $117,476. The note was issued to settle the $112,000 Macallan Partners note and $5,476 of interest accrued on the note. The note earns an interest rate equal to 8% per annum and matures on September 30, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. During the nine months ended September 30, 2015, the Company recorded $45 amortization of the debt discount on the note.

On September 30, 2015, the Company issued entered into a convertible note with Union Capital for an aggregate principal amount of $64,674. The note earns an interest rate equal to 8% per annum and matures on September 30, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. During the nine months ended September 30, 2015, the Company recorded $27 amortization of the debt discount on the note.

Given our cash position of $1,100 as of November 18, 2015, and the proceeds from our convertible debt and equity financings, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through November 25, 2015.

During the quarter ended September 30, 2015, we funded our operations from the proceeds of private sales of equity and convertible notes and debentures. During the quarter ended September 30, 2015, we generated revenues of $0 and we received an aggregate of $ 331,000 from financing activities.

During the quarter ended September 30, 2015, an aggregate of $ 270,877 in outstanding convertible promissory notes were converted into shares of the Company and as of September 30, 2015, convertible promissory notes in the aggregate principal amount of $ 894,880 remained outstanding.

We have incurred an accumulated loss of $5,785,486 since inception. There is substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses. We are targeting an additional $500,000 over the next 12 months in additional working capital in order to increase our growth plans on an expedited basis.

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

As of the quarterly period ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended September 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2015, we issued a convertible note to Redwood Management for a principal amount of $141,305 with a $11,305 original issue discount. The note earns an interest rate equal to 12% per annum and matures on June 15, 2016. The note is convertible at the lower of $0.10 or 70% of the lowest traded price of our common stock during the 25 trading days prior to the date of conversion.

The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On August 14, 2015, we issued seven warrants to purchase an aggregate of 12,344,002 shares of our common stock (the “Warrants”). The Warrants have identical terms, except for variations in the exercise price, and are exercisable for a period of five years.

The issuance of the Warrants was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On August 31, 2015, we entered into a convertible note for an aggregate principal amount of $44,000 with a $4,000 original issue discount ("OID"). The note is convertible at 60% of the lowest trading price of our common stock during the 20 trading days prior to the conversion date. The note earns an interest rate equal to 12% per annum and matures on August 31, 2017.

The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On September 3, 2015, we entered into a convertible note for an aggregate principal amount of $41,000 with a $4,000 original issue discount ("OID"). The note is convertible at 60% of the lowest trading price of our common stock during the 20 trading days prior to the conversion date. The note earns an interest rate equal to 10% per annum and matures on September 3, 2016.

The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On September 30, 2015, we issued entered into a convertible note with Union Capital for an aggregate principal amount of $117,476. The note was issued to settle the $112,000 Macallan Partners note and $5,476 of interest accrued on the note. The note earns an interest rate equal to 8% per annum and matures on September 30, 2017. The note is convertible at 60% of the lowest trading price of our common stock during the 20 trading days prior to the date of conversion.

The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On September 30, 2015, we entered into an additional convertible note with Union Capital for an aggregate principal amount of $64,674 with $8,674 in deferred financing costs for broker fees. The note earns an interest rate equal to 8% per annum and matures on September 30, 2017. The note is convertible at 60% of the lowest trading price of our common stock during the 20 trading days prior to the date of conversion.

The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Subsequent to the quarter ended September 30, 2015, on October 23, 2015, we issued an 8% Convertible Redeemable Note, in the aggregate principal amount of $50,000. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the twenty trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on October 23, 2017.

The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective November 16, 2015, we increased the total number of authorized shares of common stock from 2,000,000,000 to 4,000,000,000 through the filing of a Certificate of Amendment to our Articles of Incorporation (the “Certificate of Amendment”). As previously disclosed in our Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 20, 2015, on October 26, 2015, our board of directors approved the increase and on October 14, 2015 two stockholders holding an aggregate of 5,000,000 shares of our issued and outstanding Series A Convertible Preferred Stock (51% of the voting power of the outstanding capital stock and 100% of the outstanding preferred stock), took action by written consent for the purpose of approving the Certificate of Amendment.

14

Item 6. Exhibits.

Exhibit
No.	Description

3.1(a)	Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2015).

3.1(b)	Certificate of Amendment to Articles of Incorporation*

3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010).

10.1	Form of Warrant. *

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Interactive Data Files

* Filed herewith.

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MOTO, INC.

Dated: November 23, 2015	By:	/s/ Lisa Ziomkowski-Boten

Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)