Form 10-K
period 2015-12-31
World Moto, Inc.
filed 2016-11-14
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission file number: 000-54694

WORLD MOTO, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0716386
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Sukhumvit13 No.19/125 Sukhumvit Suite, 13 Floor, (Saengjan) Sukhumvit Rd, Klongtoey Nue,Wattana Bangkok 10110 Thailand	N/A

(Address of principal executive offices)	(Zip Code)

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

Yes [  ]                           No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]                           No [X]

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

Yes [  ]                          No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $1,661,501

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of November 7, 2016
Common Stock, $0.0001 par value per share	1,490,145,045 shares

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

ITEM 1. BUSINESS.

Corporate History

General

World Moto, Inc. was incorporated on March 24, 2008 in the State of Nevada under the name Net Profits Ten Inc. Our original purpose was to market and distribute user-friendly interactive yearbook software for the military. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. On November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”, which name change became effective on November 15, 2012, upon approval from the Financial Industry Regulatory Authority (“FINRA”). Effective January 18, 2015, we amended our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 1,000,000,000. On April 9, 2015 we further amended our Articles of Incorporation to increase our authorized shares of common stock from 1,000,000,000 to 2,000,000,000 shares. On October 13, 2015, we filed a Certificate of Designation which set forth the rights, preferences and privileges for a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. We are authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred Stock are convertible at a one to one ratio into shares of common stock. On October 13, 2015, we issued 4,000,000 shares of Series A Convertible Preferred Stock to Paul Giles, our Chief Executive Officer, and 1,000,000 shares of Series A Convertible Preferred Stock to Chris Ziomkowski, our Chief Technical Officer, as compensation for services rendered to the Company. On November 16, 2015, we further amended our Articles of Incorporation to increase our authorized shares of common stock from 2,000,000,000 to 4,000,000,000 shares.

We were a shell company until the completion of the acquisition of the World Moto Assets described below, which was consummated on November 14, 2012.

On January 30, 2013, we established two wholly owned subsidiaries, World Moto Technologies, Inc. and World Moto Holdings, Inc. both of which were incorporated in the State of Nevada. These two subsidiaries were established, but have no operating activity to report to date. On February 4, 2013, World Moto Technologies Ltd. was organized under the laws of the Kingdom of Thailand. Its name was later changed to World Moto Co., Ltd. (“WM Co. Thailand”). WM Co. Thailand is owned in its entirety by World Moto, Inc., World Moto Technologies, Inc. and World Moto Holdings, Inc. and represents our operating entity for the purposes of research and development in the Southeast Asia region.

Organizational Chart

Acquisition of World Moto Assets

On September 1, 2012, we entered in an Asset Purchase Agreement (“Agreement”) with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand (“Old WM”), Chris Ziomkowski, the Chief Technical Officer of Old WM, and Paul Giles, the Chief Executive Officer of Old WM. The Agreement was consummated on November 14, 2012. Pursuant to the Agreement, we purchased from Old WM substantially all of the intellectual property and certain other specific intellectual property assets related to Old WM’s initial product, the Moto-Meter (the “Assets”), which included three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, and several URLs, trade-names and associated names related to the Moto-Meter and Old WM. As part of the transaction, Paul Giles and Chris Ziomkowski became the management of the Company immediately after the acquisition. The Assets did not include any plant and equipment, customer lists, suppliers or any other business and operational assets of Old WM, and we did not hire any employees of Old WM other than Paul Giles and Chris Ziomkowski. Old WM continues as a corporation, operating in Thailand. Moto-Meters are devices that provide metering of rides on motor scooters, motorcycles and similar types of transportation vehicles, and were initially developed by Old WM.

The consideration paid for the Assets was an aggregate of 224,597,666 shares of common stock, then representing 60% of the outstanding shares of our common stock immediately after closing, and the assumption specified outstanding debt in the amount of approximately $75,000, which was converted into 576,923 shares of common stock at the closing, at a conversion rate of $0.13.

At the same time as the acquisition of the Assets, Mr. Marlon Liam, our former sole director and officer, agreed to extinguish $52,183 in obligations owed to him by the Company for the issuance of 401,415 shares of common stock, at a conversion rate of $0.13.

The acquisition of the Assets was accounted for as a purchase of assets in accordance with Rule 11-01(d) of Regulation S-X and ASC 805-10-55-4. The Assets had a contract stated value of $100,000 based on several factors related to the shares issued as consideration, including the limited trading of the common stock, the restricted characterization of the securities with not less than a one year holding period before Rule 144 would apply, the absence of registration rights, and the determination of the value of the Assets by Old WM. No goodwill was recognized in the acquisition. No formal, independent valuation was obtained in connection with the purchase of the Assets. In accordance with Generally Accepted Accounting Principles, we valued the Assets at $0.

Business

We design, manufacture, market and sell Moto-Meter products and services, including the Moto-Meter and its related smartphone application, the Yes service and HailYes™ app, and Wheelies. We seek to address the need for fare metering and mobile commerce for motor scooters and motorcycle taxis. The use of these taxis is increasingly common in the developing world. Our planned products, however, will have increased functionalities over a standard fare meter commonly used in an enclosed taxicab.

We have begun to manufacture and market our principal product, the Moto-Meter, which provides moto-taxi fare metering and other communication capabilities.  The Moto-Meter entered the production phase during the second quarter of 2015, and we began filling orders in October 2015. The Moto-Meter has the basic functions of a taximeter in an enclosed taxicab, but with additional characteristics that, over time, will permit mobile commerce, GPS tracking, advertising and other capabilities. In connection with our development of the Moto-Meter, we launched a smartphone application (the “App”), which connects directly to the Moto-Meter via a secure Bluetooth connection and can access real-time data from the Moto-Meter, giving customers the ability to view driver profiles and ratings before getting on a motorcycle taxi. As an element of mobile commerce, we have also introduced “Yes,” a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service launched on March 9, 2015 in Bangkok, Thailand. We have also developed HailYes™, which is an integrated mobile platform that instantly connects consumers to transport and commerce services in a local community. On October 13, 2015, we announced the establishment of our HailYes™ licensee program, and subsequently entered license agreements with three licensees covering the areas of the greater Amsterdam metropolitan area in the Netherlands, Jambi City and Batam, Indonesia, and Kampala, Uganda. On November 16, 2015, we announced our launch of the iOS version of the HailYes™ app in Apple’s App Store, beginning our process of actively marketing to consumers. In connection with the development and marketing of the HailYes™ app, we have suspended our planned expansion of our existing Yes delivery service into Malaysia and Cambodia at this time in order to avoid conflicting and overlapping marketing efforts. In addition to developing and marketing the Moto-Meter, the Yes service, and the HailYes™ app, we continue to focus on the development of our advertising product, Wheelies, which display static and streaming media on the wheels of motorcycles and automobiles. We have successfully completed a pre-production version of Wheelies, and have successfully completed testing. We currently use Wheelies in-house for advertising our other products, but we intend to build out sales to advertising agencies and large brands.

In many parts of the world, the taxicab, as it is known in developed economies, is being superseded by motor scooters and motorcycle taxis. The growth in the use of motor scooters and motorcycle taxis is particularly prevalent in the heavily populated, faster growing Asian, African, and South American cities. While meters are ubiquitous in taxicabs, we believe there are no similar devices for motor scooters and motorcycle taxis. Thus, moto-taxi fares are un-standardized and must be calculated by hand or agreed upon or “haggled” before, during or after a trip, often leading to failed negotiations and clashes between drivers and passengers. In response to this problem, the Moto-Meter was developed. We believe this device will do for moto-taxis what the taximeter did for taxicabs more than 100 years ago. We currently have plans for two Moto-Meter models, one with an LED screen and the other an LCD monitor.

We have entered the moto-meter market in Thailand, and we plan to expand to Indonesia and Vietnam, and then branch out to additional countries that have a high use of moto-taxis, including Brazil, countries throughout Africa, and other developing economies throughout the world. Moto-taxis are most common in economically developing and emerging growth countries. There also is increasing use of the moto-taxi in the developed world, such as in Paris and London, because of their convenience and speed. We plan on developing a distribution network of the Moto-Meter products through franchised dealers, resellers and brick and mortar storefronts in our selected markets. We have decided to utilize these types of vendors because aspects of the Moto-Meter include add-on products, and these vendors will be able to help with installation and provide explanations for use of such products.

In late 2012, we collaborated with the Bangkok Governor’s Office to carry out trials of the Moto-Meter product, which were conducted to test both the hardware and software of the meter and to determine how quickly it could be deployed throughout the city. We have not entered into any formal agreement with the Bangkok Governor’s Office. The trials were carried out along a prominent thoroughfare in the heart of the city and received praise from both drivers and passengers. Based on the trials, we believe that there will be strong demand once the Moto-Meter enters full production. According to the Thai Ministry of Transportation, it is estimated that there are over 200,000 motorcycle taxis in Bangkok and an estimated 700,000 motorcycle taxis across the country. Once the Moto-Meter is in widespread use, we plan to use Bangkok as a flagship city as sales and marketing efforts are ramped up to enter other cities and areas across Thailand, as well as other major markets around the world.

We have entered into discussions with the office of the mayor of Montes Clare, Brazil, to mandate the use of Moto-Meters on all moto-taxis within the city of Montes Claros. Montes Claros is considered the “motorcycle taxi capital” of northern Brazil and an ideal city to launch the Moto-Meter in Brazil. We believe that a regulatory mandate here will act as a springboard into the potentially larger markets of Brazil’s other highly populated cities. Although no agreement has yet been entered into with respect to the use of the Moto-Meter in Montes Claros, we intend to follow up with the office of the mayor of Montes Clares regarding the launch of the Moto-Meter in Brazil after we have established a full production timeline for the device. We have signed letters of intent for the distribution of our flagship product, the Moto-Meter with qualified distributors in 7 countries. The distributors were selected for their ability to both sell and support our products as well as to protect our brand image in strategic markets. We are continuing discussions with several other distributors out of the hundreds of retail agents and operators that have contacted us to express their interest in the Moto-Meter and associated products. The letters of intent authorize the distributors to sell and support our flagship product, the Moto-Meter, as well as establish priority for Wheelies and our future products and services. However, there are no minimum purchase requirements under the letters of intent and no obligations on distributors to purchase any of our products.

In Africa, we established an office in Lagos, Nigeria. We have had previous discussions with HRH Oriteme Banigo (who is currently employed by UBA Plc), who informed us that certain government officials in Nigeria have expressed interest in the Moto-Meter. However, no formal agreements have been entered into with respect to the use of the Moto-Meter in Lagos. We have also established relationships with distributors in Africa who wish to incorporate the Moto-Meter into their proprietary solutions for transport and commerce throughout the continent. Establishing and maintaining a physical presence in Africa is essential for us as we enter the process of formalizing these discussions into a clear plan to introduce the Moto-Meter into Lagos and other cities across Africa. On November 4, 2013, we were awarded a patent on the Moto-Meter technology until 2033 in Nigeria, a country with more than 3 million motorcycle taxis. According to Reuters, there are “as many as one million motorcycle taxis in Lagos,” a city of Nigeria, and estimates for the total number of motorcycle taxis in Nigeria exceed 3 million — a number that is equal to the total number of automobile taxis in the entire world.  In April 2016, we were awarded a patent on the Moto-Meter in 16 more countries throughout Africa, giving us coverage over an extensive area representing more than 50% of the continent by population. We intend to continue to expand our development and marketing efforts throughout Africa.

During the second half of 2015, we transitioned from a company of development into a company of production and sales. Over the next twelve months, we intend to make a concerted effort to promote the Moto-Meter™ and HailYes™ app in high value markets throughout the world. We intend to advance our sales strategies by streamlining our operations and directing the majority of our resources to increased marketing and sales.

Products

Moto-Meter

Our principal product currently is the Moto-Meter, which has been introduced and brought into production in Thailand. Our first product is a light emitting diode (LED) model and once a market is established for that product, we will market a liquid crystal display as a premium model. The LED model is a portable/universal meter that is compact and easily swapped among vehicles. It is rugged and designed to work with all vehicle classes. The meter provides starting rate, time, total fare and distance measures. The device will have event data recording, Global Positioning System (GPS) functionality and advertising capacity. The premium product has added features, such as television and video display capability. Mobile commerce will also be an early stage enhancement, which will allow for electronic payment of the fare and also purchasing other products and services.

The initial product, which is known as the Eagle, is waterproof, scratch resistant, made of high density plastic and similar in size to a modern GPS device; its dimensions are approximately 6” X 4” x 1”. The Eagle model has a Universal Serial Bus (USB) style connector that plugs into a motorcycle or vehicle providing the meter with speed, distance, and sensor information while powering the unit. The device is capable of almost unlimited tariff options. Firmware upgrades and re-programmability are designed to be quick and simple. The life expectancy of the Eagle model is expected to be three to five years. The Eagle model will be sold with a one year warranty. The Eagle product will be sold as a kit, including the mount, installation kit, and cost of warranty.

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

We believe that the Moto-Meter has many advantages as a product. First, the Moto-Meter provides a certainty to the fare which will overcome the problems faced by the customer and driver where the fare is often undefined and has to be negotiated or “haggled.” These negotiations often result in misunderstandings and inconsistencies which annoy both the driver and the customer. Second, the Moto-Meter will help authorities regulate fares, which will give communities and regulatory agencies an easy and affordable method of standardizing moto-taxi fares and supporting overall consumer and community satisfaction. Therefore, we believe we will obtain support for our product in the markets we address from regulators as well as customers and drivers.

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

We plan on developing future products that complement the basic forms of Moto-Meters. These may include advertising, booking, delivery, electronic payment and similar products, devices and services, including the “App”, the “Yes™” concierge capability and the “HailYes™” app (see below for more detailed descriptions). The basic Moto-Meter also provides event data recording and GPS positioning, which are valuable safety features.

We are now accepting and filling orders from qualified global distributors and fleet operators for the Moto Meter™. The Moto-Meter has entered the production phase, and we began filling orders in October 2015. The global opening of sales came after several months of rigorous testing on the streets of Bangkok and with select partners. We believe that the ongoing quality assurance process demonstrated that the Moto-Meter™ can withstand the extreme hazards that it will be subjected to in the field. We believe that the testing additionally demonstrated that not only is the ruggedized device capable of withstanding the physical assaults of daily operations, but that the user experience from both passengers and drivers meets the standards that the company has set in order to begin general sales of the product. A preproduction launch to motorcycle taxi-operators in Thailand afforded an opportunity to gauge public opinion about the Moto-Meter™, and we have generally received a positive response from people from all walks of life, including motorcycle taxi drivers, students, celebrities, officials and business people. We are currently actively pursuing our goal of certifying the Moto-Meter™ with two administrative authorities in preparation for advancing negotiations on regulatory mandates. Negotiations for legislation mandating the Moto-Meter™ will be pursued in parallel with the general sales process. We anticipate expanding sales of Moto-Meter™ to Indonesia, Cambodia, Brazil, and countries throughout Africa over the next 12 months.

In conjunction with the opening of sales for the Moto Meter, we launched a smartphone application (the “App”). The App connects directly to the Moto-Meter™ via a secure Bluetooth connection, and can access data from the meter in real-time, giving users the ability to view ratings and a profile of the driver before getting on the bike. During the ride, it provides continuous analysis on the fare and GPS location, augmenting the Moto-Meter’s already significant anti-tampering security protocols, as well as transmitting the location to designated individuals or safety monitoring services. The application also has the ability to offer customized products and services to the users during the ride, with the purchase conveniently added to the fare. As credit card use is still limited in the demographic that usually engages motorcycle taxis for their daily mobility, this feature can often prevent a special trip to a convenience store to pay for the needed product.

The App also has the ability to offer per trip insurance to motorcycle taxi passengers for a nominal fee. In much of the developing world, the operators of such taxis are often uninsured or underinsured, and additional third party insurance can either augment the user’s own insurance or provide benefits to those whose own policies may restrict coverage. While optional insurance is common in the case of long distance travel such as with airlines, the ability to offer pay per trip micro insurance for local driving is a unique feature not currently offered. We anticipate that this type of novel service, which requires both a regulated and trusted device on the motorcycle plus a trusted device of the purchaser, will be a strong driver of Moto-Meter™ sales.

We completed the verification build stage and pre-production phase with the Moto-Meter during the first half of 2015, and we began filling orders in October 2015. Entry into the production phase marks our transition from development to production. Additional engineering time generally shifts from product modifications to the continued development and refining of tooling and test fixtures necessary to guarantee the high quality required for mass manufacture. The verification build was completed in collaboration with Krystal Microsystems during September 2015, and we have begun discussions to plan the next production build subject to adequate funds.The estimated cost associated with the development and marketing of Moto-Meter during the next 12 months is $47,000. See page 16 of “Risk Factors” for further discussion of the risks related to our capital requirements.

Wheelies

We are also focused on the development of our advertising product, Wheelies. Wheelies display static and streaming media on the wheels of motorcycles and automobiles, providing a new mobile medium for advertising, broadcasting, self-expression and publishing. Our Wheelies product has gone through extensive testing and is now ready to be sold on a limited basis.

We successfully completed a pre-production version of Wheelies, and have successfully completed testing. DMC was tasked with outsourced production of Wheelies after concluding an extensive proof of concept phase that included demonstrations of its capabilities to meet our rigorous standards for manufacture of printed circuit boards, injection molded components, conformal sealing and assembly of WheeliesWe moved into limited production of Wheelies, which involves low volume production runs of tens to hundreds of units in order to refine the production yields, increase the efficiency, and decrease warranty and support costs of the manufacturing process. DMC will provide their experienced research and development team to assist in the design of the automated test and analysis fixtures and programs required to optimize this system. We currently use the Wheelies in-house for advertising of our other products, and we are looking to build out sales to advertising agencies and large brand companies. On October 14, 2015, we announced the crowdfunding launch of Wheelies. The Kickstarter campaign introduced Wheelies to motorbike enthusiasts both in the United States and around the world at discounted pre-order prices for a limited time. While the Kickstarter project ultimately failed to meet the minimum funding goals set by the Company, it generated significant discussions within the motorcycle community and we plan to reintroduce this product once we have completed plans for launching the Moto-Meter.

We believe the Wheelies technology has the potential to turn essentially any wheel in the world into a full color billboard or video screen. All digital content, including ads and videos, can be sequenced and triggered at a specific time, location, or manually under the command of an operator using gesture recognition and a wearable device. This gives Wheelies the ability to serve up highly targeted advertisements to different demographics.

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

The Wheelies product can be deployed independently or in conjunction with the Moto-Meter, Yes™ and HailYes™ products and services.

The estimated cost associated with the development and marketing of Wheelies during the next 12 months is $3,000.

Yes™ and HailYes™

We developed the Yes™ service further in 2015, mainly targeting developing countries where motorcycle use is more pervasive. Yes™ is a personal retail and delivery service superimposed on a mobile delivery infrastructure. A user may simply tap an app to obtain refreshments, toothpaste, diapers and other necessities, delivered anywhere in less than 20 minutes. We believe Yes™ will make brick and mortar commerce as convenient as the Internet.

Shopping on the internet has already reached unprecedented levels of convenience. However, increasing competition in the e-commerce space has driven success in this marketplace to the final front - last mile delivery. With advantages on price and assortment having reached the point of diminishing returns, we believe the new online battle is being fought over the efficiency of getting a product to the consumer as quickly as possible and at the lowest possible cost. New one hour delivery services such as eBay now leverage brick and mortar stores to provide rapid delivery. However, they are discovering that this is a different market than they are used to. According to Sucharita Mulpuru at Forrester Research, it is an “H.R. issue, not a tech issue.” Successful companies in this arena are likely to be ones that can combine technology with the ability to mobilize huge armies of experienced human “valets” that possess a work ethic to go beyond a script and service the customer in an individual fashion.

Yes™ was conceived with this requirement in mind. We believe that we have the ability to access more than 20 million motorcycle taxi operators around the world, each having already been self-selected for their ability to provide exactly the qualities demanded by this profession. The preexisting nature of this human infrastructure means it can be accessed as necessary with minimal training during expansion into new geographical areas. Local commerce in much of the world is already facilitated by motorcycle taxis, so the drivers already understand the issues. Dr. Claudio Sopranzetti, a transportation expert from Harvard, describes their role as follows: “The drivers operate not only as transportation providers but also as messengers and personal assistants, paying bills and delivering commodities.” Traditionally, however, these services have been offered individually, on an ad-hoc, undependable basis. We plan to develop Yes™ as the trusted brand for such services.

The Yes™ service was developed in-house. The Yes™ service went through substantial testing and was launched in Thailand on March 9, 2015.

During 2015, we also developed and launched HailYes™, which is an integrated mobile platform that instantly connects consumers to transport and commerce services in a local community. The HailYes™ app allows consumers to simply tap their smartphone to hail a ride, courier a package, or have refreshments delivered right to their doorstep in a matter of minutes. HailYes™ is freely available for download worldwide, allowing people to get a safe, affordable ride, or products and services delivered to their door by simply pressing a button on their phone.

We initially began marketing HailYes™ to drivers in Bangkok, although we have begun to see downloads and interest in other parts of the world. On October 13, 2015, we announced the establishment of our HailYes™ licensee program, which gives interested parties the opportunity to use and market the HailYes™ e-hailing platform in their locality and receive the benefits of tourists and businessmen who use HailYes™ in their territory. Within one month after launching the licensee program, we entered license agreements with three licensees covering the areas of the greater Amsterdam metropolitan area in the Netherlands, Jambi City and Batam, Indonesia, and Kampala, Uganda. We have begun the process of actively marketing the HailYes™ app to consumers in Thailand and in the service areas of our initial licensees, and we anticipate that the first licensees will begin commercial operations of HailYes™ in the coming months. On November 16, 2015, we announced our launch of the iOS version of the HailYes™ app in Apple’s App Store, ramping up our process of actively marketing to consumers. The iOS version of the HailYes™ app is the last major component of the HailYes™ platform, which also includes the existing HailYes™ Android apps and the HailYes™ licensee program.

Over the next 12 months, we plan to continue to promote Yes™ and HailYes™ in high value markets around the world.

The estimated cost associated with the development and marketing of Yes™ and HailYes™ during the next 12 months is $35,000

Potential Revenue Lines and Distribution

Our principal source of revenues is expected to come from the sale of the Moto-Meter, Wheelies units, and related products that can be used in conjunction with the Moto-Meter. We may also derive revenues from advertising partnerships with Wheelies units. Additional revenue may come from advertising displayed on the Moto-Meters. Revenues are also expected to come from our Yes™ and HailYes™ mobile commerce application services. Additional revenues may be generated from the booking services, which would include door to door, delivery, messenger, vehicle collection, errands and emergency road services. We expect to generate additional revenues from all four of our product lines within the next 12 months, including from the following agreements:

Lucky Distributors, Ltd.

On December 19, 2012, we entered into a distribution agreement with Lucky Distributors, Ltd. (“Lucky”), a Thailand-based distribution company. Lucky has a regional network that currently provides parts and servicing for motorcycles and motor scooters. Lucky also is a preferred supplier for the Motorcycle Taxi Association of Thailand. Under the terms of the distribution agreement, Lucky has the non-exclusive rights to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout the country of Thailand and surrounding border markets. We believe Lucky’s reputation and relationship with the moto taxi community will help to promote the Moto-Meter throughout Thailand.

The distribution agreement is for a term of five years and may be terminated (i) by either party upon a substantial breach of the agreement, (ii) by us if Lucky undergoes a change in control, or (iii) by us at any time after three years. The products will be sold at prices stated at FOB our offices in Thailand and will not include transportation costs, which will be borne by Lucky. Lucky will use its best efforts to promote the sale and distribution of the products and we will assist Lucky with any advertising campaigns to be conducted. We also agree to indemnify Lucky from any losses relating to allegations that the products infringe upon any patents, copyrights, or proprietary right. This agreement is not revenue producing as yet, and we expect it to be producing revenues by the fourth quarter of 2017. Product Licensing Arrangements

Depending on the means of distribution and sale, there may be additional revenue opportunities from franchising and licensing of the Moto-Meter and its different capabilities. Additionally, we anticipate generating revenues from licensing our HailYes™ platform to licensees in various developing countries throughout the world.

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

In January 2014, we contracted with DMC for production of our Wheelies LED display technology. DMC concluded an extensive proof of concept phase that included demonstrations of its capabilities to meet our rigorous standards for manufacture of printed circuit boards, injection molded components, conformal sealing and assembly of the Wheelies device. The successful completion of this phase and the subsequent agreement between the Company and DMC signified the beginning of the production stage of Wheelies.

Our collaboration with DMC allowed us to move immediately into limited production of the Wheelies device, which involves low volume production runs of tens to hundreds of units in order to refine the production yields, increase the efficiency, and decrease warranty and support costs of the manufacturing process. We are looking to build out sales to advertising agencies and large brand companies, and we plan to continue to expand production and sales over the next 12 months.

Regulations

Moto-Meter

We intend to market the Moto-Meter primarily into 4 countries over the next 12 months – Indonesia, Cambodia, Thailand and Brazil. We will rely primarily on our in-country distributors to apply for any licenses and certificates necessary in their specific regions, and we will support them with any results from testing laboratories and foreign compliance certificates.

Of these 4 regions, we believe that only Brazil has a specific metrology requirement which is governed by Brazil’s National Institute of Metrology, Inmetro. We have completed the work to adapt the Moto-Meter electronics so that the product can pass all current and anticipated regulatory requirements of Inmetro, and we intend to submit the Moto-Meter for certification to Inmetro within the next 12 months. Although Thailand also has a metrology requirement for licensed metered taxis, motorcycle taxis are not considered licensed metered taxis and therefore no metrology requirement applies with regard to selling the Moto-Meter to motorcycle taxi operators in Thailand. Similarly, neither Indonesia nor Vietnam have a specific metrology requirement for motorcycle taxis. In these unregulated jurisdictions without a specific legal metrology requirement, we will certify the Moto-Meter to operate in accordance with the specifications described in the International Organization of Legal Metrology recommendation R-21. Since most of the world’s taxi meter regulations are either heavily based on or directly copied from this standard it should provide a useful declaration for operating in countries that have not yet regulated the industry.

In addition to metrology approvals, the Moto-Meter uses a 2.4GHz wireless interface for communication and therefore may be subject to radio frequency approvals. Use of this technology in Thailand, Indonesia, Vietnam and Brazil, requires a certificate of compliance from that jurisdiction’s authority on radio frequency. Our research indicates that in all of these jurisdictions an approval from either a Federal Communications Commission (“FCC”) conformance body under the relevant statutes of part 15 or a CE mark will allow the certification of the device without further testing under each country’s radio frequency laws simply by making a formal application to the specific authority. We are currently in the process of selecting a Telecommunications Certification Body (“TCB”) to begin approval of the Moto-Meter under the relevant FCC Part 15 standards and signing a declaration of conformity to use the CE mark. Failure to obtain approval from a jurisdiction’s authority on radio frequency will disallow the use of the Moto-Meter’s wireless interface in that jurisdiction until such time as approval can be obtained or a waiver is granted in the specific jurisdiction targeted for sales. We are not currently aware of any requirement that we believe will result in a failure of the Moto-Meter to obtain an FCC Part 15 compliance certificate or sign a declaration of conformity for a CE mark.

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

Yes ™ and HailYes™

Yes™ was launched in a 6 square kilometer area of the Wattana District in downtown Bangkok, Thailand on March 9, 2015. We began a campaign to establish Yes™ service points across the entire 1500 square kilometer region of Greater Bangkok, and intend to expand the coverage area to other areas of Bangkok in the coming months. Both e-commerce as well as messenger and delivery services are currently entirely unregulated in this region, and we are not aware of any legal or regulatory standards that would inhibit our ability to execute on our business plans related to this product.

In March 2016, the Thai government publically confirmed that all motorcycle taxi ride hailing services operating in Thailand, such as HailYes™, are required to operate using only licensed and registered motorcycle taxi drivers and that they must charge fares that are in line with existing government tariffs.  We believe HailYes™ complies with all known regulations in Thailand.

Customers and Industry

We have engaged in direct sales of the Moto-Meter to 9 customers and have signed letters of intent with 7 Moto-Meter resellers around the world. Our initial plan is to engage other resellers who will then on-sell the Moto-Meters to the moto-taxi owners, which may be individuals or fleet owners. As we gain brand and product awareness, we expect to sell directly to the owners of moto-taxis, thus expanding the customer base to the primary user. We intend to establish and control pricing so that there is minimum price competition within our markets.

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

Over the next 12 months, we plan to make a concerted effort to promote the Moto-Meter™ and HailYes™ in high value markets around the world. Our active promotion will include a targeted social media campaign to reach end users and prospective customers, while the Company will continue to take advantage of other opportunities to raise awareness about our products and services.

Competition

Since the Moto-Meter can be used for any class of vehicles, we may compete with manufacturers of automobile taximeters. Although a simple automobile taxi-meter can be adapted for use with a motor scooter or motorcycle, the Moto-Meter products have many more functions, and we believe at a higher level of quality and security. We are currently unaware of any other company that has successfully developed a similar-type product to the Moto-Meter.

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

The business of manufacturing and selling taximeters, however, is a low-profile business. Overall, we believe that competition within the industry of taximeters and related products is low, with just a few brands monopolizing sales and all of which are oriented towards taxicabs. These brands include Cygnus Automotive (UK) and Centrodyne (US). We believe the taximeter industry is largely stagnant, lacking innovation, and is constrained by legacy products and methods of business. Current manufacturers have existing products that they are improving incrementally, but we believe they are most concerned about maintaining product lines and market share within the taxicab industry, and as a result not targeting the moto-taxi industry.

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

Intellectual Property

We have filed for patent protection for our Moto-Meter technology (titled “Universal Vehicle Management System”) in 61 countries throughout Asia, Africa, Europe and the Americas. These countries were carefully selected to cover the vast majority of the world’s moto-taxi fleet and population. Nigeria was the first locality to complete its investigations and issue a patent. The patent was granted as filed, with no changes or office actions required on any of its 28 claims, and will remain in force until February 8, 2033. Subsequently, we were also granted a patent for the Moto-Meter in South Africa and Morocco, further expanding our intellectual property protection throughout Africa.

Additionally, Mexico has officially signaled its intention to issue the patent as filed, with no changes required on any of its 28 claims. On January 10, 2014, the Instituto Mexicano de la Propiedad Industrial (IMPI), or the Mexican Patent Office, issued an official communication informing us that our Moto-Meter patent had met all requirements for patentability and successfully overcome the formal examination stage for issuing a patent. The application is now awaiting publishing in the IMPI’s Official Gazette, and the formal patent may be issued thereafter.

The Dominican Republic also granted our patent as filed, with no changes or office actions required on any of its 28 claims, which will remain in force until February 8th, 2031.

In March 2016, the African Intellectual Property Organization granted the Company a patent on the Moto-Meter that covers the following 16 additional countries until 2031: Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of the Congo, Equatorial Guinea, Gabon, Guinea, Guinea-Bissau, Ivory Coast, Mali, Mauritania, Niger, Senegal, and Togo. The patent now covers approximately 40% of Africa.

In April 2016, the State Intellectual Property Office of the People’s Republic of China granted out patent on the Moto-Meter. The patent was granted as filed, with no changes, and we have until July 4, 2016 to pay the applicable registration fee and annual fee to secure the registration of the patent.

The Moto-Meter patent now covers countries representing approximately two billion people, and approximately 40% of all motorcycle taxis in the world (equal to approximately 60 times the number of taxicabs in the United States).

The remaining countries are currently in the substantive evaluation period and are expected to complete their investigations within the next 2 to 3 years. Based on our success to date, and the original favorable review from the Patent Cooperation Treaty Examiner, we expect to ultimately be awarded a patent in every targeted jurisdiction.

Patent Applications Completed Substantive Evaluation and Awaiting Publication

Mexico – Patent No. 93533 (MX/2013/071677) - Universal Vehicle Management System

We have received patents in the following countries:

Nigeria- Patent No. 001031 (NG/C/2013/085) - Universal Vehicle Management System (Expires August 6, 2033)

The Dominican Republic (expires February 8th, 2031)

South Africa

Morocco

Benin

Burkina Faso

Cameroon

Central African Republic

Chad

Republic of the Congo

Equatorial Guinea

Gabon

Guinea

Guinea-Bissau

Ivory Coast

Mali

Mauritania

Niger

Senegal

Togo

In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary knowhow and trade secrets. We have implemented a program whereby all of our employees have signed non-disclosure agreements with respect to our intellectual property, which state that our employees’ work is considered to be proprietary and owned by us. Where necessary, we will take steps to protect our intellectual property interests under the laws of the jurisdictions in which we operate and intend to operate. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with us.

We have not registered any trademarks at this time and are relying on common law trademark protection. However, as our business develops, we plan to develop specific trademarks for our products and services and seek registration of those marks with government authorities for their protection.

Research and Development

In the fiscal year ended December 31, 2015, we spent $415,541 on research and development activities, in comparison to $406,284 in the fiscal year ended December 31, 2014. It is anticipated that for the 2016 fiscal year, we will devote approximately $45,000 to product development activities.

Employees

We have two executive employees: Paul Giles and Chris Ziomkowski. We currently have 2 employees at our WM Co. Thailand subsidiary to assist with product development and engineering.

Corporate Information

Our principal executive offices are located at: Sukhumvit13 No.19/125 Sukhumvit Suite,13 Floor, (Saengjan) Sukhumvit Rd, Klongtoey Nue,Wattana 10110 Bangkok. Our main telephone number is: (646) 840-8781 and our website is located at: http://www.worldmoto.com/.

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

Because we have generated limited revenues which are not sufficient to cover our operating expenses and have incurred losses for the period from March 24, 2008 (inception) to December 31, 2015, there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We have generated negligible revenues for the fiscal year ended December 31, 2015, and had a net loss of $2,869,345. We have a total accumulated deficit of $6,235,125 since inception. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made, should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated November 10, 2016, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2015 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We will need a sizable amount of capital to implement our business plan and if we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

Our capital requirements are not insignificant. In order to implement our plan of operations for the next twelve (12) months, we estimate that we will need $280,000. Given our cash position of $14,772 as of December 31, 2015, management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through December 31, 2016. In order to execute on our business strategy, we will require $280,000 in additional working capital over the next 12 months, commensurate with the operational needs of our planned sales and marketing, public relations, development and distribution efforts.

We are not currently generating sufficient cash flow to fund our operations. There can be no assurance that we will be able to generate sufficient cash flows in the future which will be sufficient to fund our operations. We plan to seek additional equity capital in the very near future to fund our operations. There is no assurance that we will be able to obtain this financing, in the amounts required or on terms acceptable to us. If additional financing is obtained, we will most likely be selling additional equity securities with the consequence of dilution to our current shareholders. If financing is not obtained, then we may have to curtail or reduce our activities. Aside from the sale of debentures (discussed in further detail below), we have no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to us on acceptable terms, or at all.

Until we have developed and launched our products at commercial levels, there is uncertainty of market acceptance and the efficacy of the commercialization strategy.

While we have launched our products in the pre-production stage, we have not begun full production and sales at a commercial level, except for Moto-Meter (which recently completed the pre-production phase and entered the production phase), Wheelies (which has begun limited production), and HailYes (which currently has three licensees). Until we have consistent, proven sales, there is uncertainty regarding product acceptance in the intended markets and our ability to commercialize our products. As with any transformational product, there will be a time before customers embrace the produce and recognize its full value. If there are no, or only low levels of, product acceptance and sales, we may have to alter our business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services is subject to great uncertainty. Achieving market acceptance will require us to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for our products. We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our efforts will be subject to all of the risks associated with the commercialization of new products, including unanticipated delays, expenses, technical problems or difficulties and technological obsolescence due to changing technology and the evolution of industry standards. There can be no assurance that markets for our products will not be limited, or that our strategies will result in successful product commercialization or in initial or continued market acceptance for our products.

If we are unsuccessful in obtaining regulatory mandates or cooperation from local governments for the use of the Moto-Meter, that could have a material effect on our ability and timing of penetrating such local markets.

Although we are currently collaborating with the Bangkok (Thailand) Governor’s office and we are in discussions with the office of the mayor of Montes Claros, Brazil and plan to enter into discussions with other local governments regarding a regulatory mandate for the use of the Moto-Meter within such areas, we have not entered into any formal agreements with such local governments, and we may ultimately be unsuccessful in obtaining the cooperation of such local governments in requiring the use of the Moto-Meter. If our efforts toward obtaining a regulatory mandate are unsuccessful, we will have to market the Moto-Meter in an unregulated environment and it may be more difficult to achieve expeditious market penetration which may result in higher marketing and distribution costs to us and delays in realizing material sales.

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

As part of our business plan, we are rolling out our Moto-Meter product first in Thailand, and then in other countries with developing economies, such as Indonesia, Vietnam, and Brazil. We also plan to expand our product offerings, including the sales of our Wheelies product. The success of our growth strategy will depend on brand management, competitive conditions, our ability to manage increased sales and distribution, and local law and cultural requirements. There is no assurance that we will be able to satisfy all the requirements of a successful product development and launch and then expansion into the markets for our products and there is no assurance that we will be able to sell our products in one of or all of Thailand, Indonesia, Vietnam, Brazil, or other countries. There can be no assurance that we will be able to find the qualified personnel to implement the business plan. There is also no assurance that our growth strategy will be successful or that our sales or net income will increase as a result of our strategy.

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

Certain functions of the Moto-Meter system utilize radio frequency technology, which may be subject to regulation in the jurisdictions where we plan on marketing and selling the Moto-Meter. Failure to obtain approval will disallow the use of the Moto-Meter’s wireless interface in that jurisdiction until such time as approval can be obtained or a waiver is granted from the relevant authority in the specific jurisdiction targeted for sales.

The Moto-Meter may also be subject to metrology regulation in the category of weights and measures assurance in certain jurisdictions, such as Brazil. To date, we have not begun the process towards metrology approvals in any jurisdiction. However we intend to begin this process in select countries such as Brazil within the next 12 months subject to adequate funding. Failure to obtain approval in any specific region where metrology requirements exist would mean the Moto-Meter could not be sold in this market until it had been modified to meet the requirements.

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

Our success is largely dependent on the personal efforts of our executive officers, Paul Giles and Chris Ziomkowski. Paul Giles and Chris Ziomkowski have written employment agreements with us. The loss of the services of these persons would have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain highly skilled financial, technical, marketing and other personnel to implement the various aspects of the business plan. There can be no assurance that we will be able to hire or retain such necessary personnel.

We do not have any key man insurance on either of Paul Giles or Chris Ziomkowski, and have no current intention to obtain such form of insurance.

Corporate insiders or their affiliates may be able to exercise significant control over matters requiring a vote of our shareholders and their interests may differ from the interests of our other shareholders.

Because Paul Giles and Chris Ziomkowski collectively own approximately 100% of the issued and outstanding shares of Series A preferred stock of our Company, they will be able to influence, if not control, the Company, elect all of our directors, increase the authorized capital, dissolve, merge, sell the assets of our Company and generally direct our affairs.

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

Most of our cash and cash equivalents are currently held in Thai banks, which do not provide the same protections as U.S. banks. For instance, Thailand’s Deposit Protection Agency Act, which was established to take effect on August 11, 2008, provides that depositors in Thai commercial banks will only be insured for ฿1,000,000 THB (or $28,596 USD based on an exchange rate of 34.97 as of November 1, 2016) in each financial institution. If the recent political, social, business and economic conditions in Thailand were to result in the failure of the financial institutions that hold our cash and cash equivalents, we may lose a significant portion of our cash and cash equivalents to the extent such amounts exceed the protection provided by the Deposit Protection Agency Act. If such events were to occur, they could have a materially adverse effect on our business, financial condition and operating results.

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

On October 13, 2015, we filed a Certificate of Designation which set forth the rights, preferences and privileges for a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. We are authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred Stock are convertible at a one to one ratio into shares of common stock. On October 13, 2015, we issued 4,000,000 shares of Series A Convertible Preferred Stock to Paul Giles, our Chief Executive Officer, and 1,000,000 shares of Series A Convertible Preferred Stock to Chris Ziomkowski, our Chief Technical Officer, as compensation for services rendered to the Company.

Our board of directors does not intend to declare or pay any dividends to our stockholders in the foreseeable future.

We have paid no cash dividends on the Company’s common stock to date. Payment of dividends on the common stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. We do not currently intend to declare any dividends on our Common Stock in the foreseeable future.

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

For the material weakness identified in (i), we plan to remediate this material weakness in the next twelve (12) months by considering the hiring one or two additional accounting personnel with the knowledge to design, implement and review internal controls. For the material weakness identified in (ii), we are in the process of identifying additional independent directors to serve on our board and an Audit Committee with an objective to have this process completed before the end of our fiscal year ending December 31, 2016. We will need to analyze the costs of such additional independent directors in accordance with current market and industry practices. For the material weakness identified in (iii), we plan to remediate this material weakness by working with our external auditor and legal counsel over the next 18 months to perform periodic entity level risk assessment. This may cost us in excess of US $150,000 per year.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal offices are currently located at Sukhumvit13 No.19/125 Sukhumvit Suite,13 Floor, (Saengjan) Sukhumvit Rd, Klongtoey Nue,Wattana 10110 Bangkok, Thailand. Annual rent on this location is approximately $700.

On April 16, 2013, we entered into a lease agreement with National Science and Technology Development Agency for 665 square feet of office space at 131 Thailand Science Park INC -1 # 214, Pathum Thani, Thailand. This office includes our executive offices and engineering facilities. On December 25, 2013, we entered into another lease agreement with National Science and Technology Development Agency for additional office spaces in the science park. These leases were cancelled effective March 31, 2016.

On December 25, 2013, we entered into an office maintenance service agreement with National Science and Technology Development Agency, the service agreement will expire on the same date as the lease agreement. The annual service fee was approximately $21,000 per year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is traded on the OTCQB marketplace, operated by OTC Markets Group, Inc. under the ticker symbol “FARE.” The closing price of our common stock on May 24, 2016 was $0.0015 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2015, 2014 and 2013 are as follows:

Fiscal Year Ending December 31, 2015	High	Low
First Quarter - March 31, 2015	$0.05	$0.01
Second Quarter – June 30, 2015	$0.02	$0.00
Third Quarter – September 30, 2015	$0.01	$0.00
Fourth Quarter – December 31, 2015	$0.00	$0.00

Fiscal Year Ending December 31, 2014	High	Low
First Quarter - March 31, 2014	$0.12	$0.09
Second Quarter - June 30, 2014	$0.10	$0.05
Third Quarter - September 30, 2014	$0.06	$0.04
Fourth Quarter - December 31, 2014	$0.06	$0.01

Fiscal Year Ending December 31, 2013	High	Low
First Quarter - March 31, 2013	$0.34	$0.03
Second Quarter - June 30, 2013	$0.07	$0.04
Third Quarter - September 30, 2013	$0.05	$0.04
Fourth Quarter - December 31, 2013	$0.10	$0.04

All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of November 7, 2016, there were 17 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2015 and 2014. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Background

World Moto, Inc. was incorporated on March 24, 2008 in the State of Nevada under the name Net Profits Ten Inc. Our original purpose was to market and distribute user-friendly interactive yearbook software for the military. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. On November 12, 2012, we amended our Articles of Incorporation to change our name from “Net Profits Ten Inc.” to “World Moto, Inc.”, which name change became effective on November 15, 2012, upon approval from the Financial Industry Regulatory Authority (“FINRA”). Effective January 18, 2015, we amended our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 1,000,000,000. On April 9, 2015 we further amended our Articles of Incorporation to increase our authorized shares of common stock from 1,000,000,000 to 2,000,000,000 shares. On October 13, 2015, we filed a Certificate of Designation which set forth the rights, preferences and privileges for a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. We are authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred Stock are convertible at a one to one ratio into shares of common stock. On October 13, 2015, we issued 4,000,000 shares of Series A Convertible Preferred Stock to Paul Giles, our Chief Executive Officer, and 1,000,000 shares of Series A Convertible Preferred Stock to Chris Ziomkowski, our Chief Technical Officer, as compensation for services rendered to the Company. On November 16, 2015, we further amended our Articles of Incorporation to increase our authorized shares of common stock from 2,000,000,000 to 4,000,000,000 shares.

On September 1, 2012, we entered in an Asset Purchase Agreement (“Agreement”) with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand (“Old WM”), Chris Ziomkowski, the Chief Technical Officer of Old WM, and Paul Giles, the Chief Executive Officer of Old WM. The Agreement was consummated on November 14, 2012. Pursuant to the Agreement, we purchased from Old WM substantially all of the intellectual property and certain other specific intellectual property assets related to Old WM’s initial product, the Moto-Meter (the “Assets”), which included three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, and several URLs, trade-names and associated names related to the Moto-Meter and Old WM.

On January 30, 2013, we established two wholly owned subsidiaries, World Moto Technologies, Inc. and World Moto Holdings, Inc. both of which were incorporated in the State of Nevada. These two subsidiaries were established, but have no operating activity to report to date. On February 4, 2013, World Moto Technologies Ltd. was organized under the laws of the Kingdom of Thailand. Its name was later changed to World Moto Co., Ltd. (“WM Co. Thailand”). WM Co. Thailand is owned in its entirety by World Moto, Inc., World Moto Technologies, Inc. and World Moto Holdings, Inc. and represents our operating entity for the purposes of research and development in the Southeast Asia region.

As of December 31, 2015, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars. In March 2016, we released most of its research and development staff in order to save cost and concentrate on production. As of June 31, 2016, WM Co. Thailand retains 2 employees.

Business Overview

Plan of Operations

We plan to establish ourselves as a company that designs, manufactures, markets and sells the Moto-Meter products, which are devices that provide moto-taxi fare metering and other communication capabilities. To achieve our objectives, we have established our operational subsidiary in Thailand for product development, as well as a presence in two additional potential markets, Brazil and Nigeria, and we have begun expanding our work force to be able to implement our business plan.

The Moto-Meter has entered the production phase, and we began filling orders in October 2015. We have currently sold our inventory of Moto-Meters and are waiting on further funding in order to begin the next production run of the Moto-Meter.

In conjunction with the opening of sales for the Moto Meter, we launched the App, which is a smartphone application. The App connects directly to the Moto-Meter™ via a secure Bluetooth connection, and can access data from the meter in real-time, giving users the ability to view ratings and a profile of the driver before getting on the motorcycle. While the Moto-Meter is in use, the App can provide continuous analysis on the fare and GPS location of the customer, augmenting the Moto-Meter’s anti-tampering security protocols, as well as transmitting the location to designated individuals or safety monitoring services. The App also has the ability to offer customized products and services to users during the rids, with any purchases, such as optional insurance, automatically added to the fare.

As an element of mobile commerce, we also introduced “Yes,” a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service went through substantial testing and was launched on March 9, 2015 in Bangkok, Thailand.

We have also developed HailYes™, which is an integrated mobile platform that instantly connects consumers to transport and commerce services in a local community. The HailYes app allows consumers to simply tap their smartphone to hail a ride, courier a package, or have refreshments delivered right to their doorstep in a matter of minutes. During the third quarter of 2015, we launched our HailYes licensee program, which gives interested parties the opportunity to license HailYes in their local communities. Within one month of establishing the program, we signed three licensees covering the areas of the greater Amsterdam metropolitan area in the Netherlands, Jambi City and Batam, Indonesia, and Kampala, Uganda. We anticipate that the first licensees will begin commercial operations of HailYes in the first half of 2017. In connection with the development and marketing of the HailYes app, we have suspended our planned expansion of our existing Yes delivery service into Malaysia and Cambodia at this time in order to avoid conflicting and overlapping marketing efforts.

We are also focused on the development of Wheelies as a unique advertising product, which displays static and streaming media on the wheels of motorcycles and automobiles, providing a new mobile medium for advertising, broadcasting, self-expression and publishing. We successfully completed a pre-production version and testing of Wheelies, and procured our first customer for Wheelies in Thailand. We currently use the Wheelies in-house for advertising our other products, and we are looking to build out sales to advertising agencies and large brands in the coming months. On October 14, 2015, we announced a crowdfunding launch of Wheelies. The kickstarter campaign introduced Wheelies to motorbike enthusiasts both in the United States and around the world at discounted pre-order prices for a limited time. The Kickstarter campaign ultimately failed to reach its minimum funding levels, however we intend to reintroduce the technology once the Moto-Meter has been launched and begins gaining traction in the market. In Thailand, we entered into a distribution agreement with Lucky Distributors, Ltd. (“Lucky”). Under the terms of this distribution agreement, Lucky has the non-exclusive right to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout Thailand and the surrounding border markets. Lucky is a national distribution company based in Thailand. It is also a preferred supplier for the Motorcycle Taxi Association of Thailand. We believe Lucky’s reputation and relationship with the moto taxi community will help promote Moto-Meter in Thailand.

On October 30, 2013, we announced the signing of multiple letters of intent for the distribution of our flagship product, the Moto-Meter. To date, we signed letters of intent with qualified distributors in 7 countries. The distributors were selected for their ability to both sell and support our products as well as to protect our brand image in strategic markets. We are continuing discussions with dozens of further prominent distributors out of the hundreds of retail agents and operators that have contacted us expressing interest in the Moto-Meter and associated products. The letters of intent include authorizations to sell and support our flagship product, the Moto-Meter, as well as establishing priority for HailYes, Wheelies, and our other future products and services.

On December 2, 2013, World Moto Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with Mobile Advertising Ventures Ltd. (“MAV”). Pursuant to the terms of the PL Agreement, MAV agreed to purchase 10 initial “Wheelies” from World Moto Co. Thailand at a purchase price of $35,000. MAV ultimately failed to take delivery of the Wheelies, and currently retains a credit with us for purchase of future products and services.

We have entered into discussions to mandate the use of Moto-Meters on all moto-taxis within the city of Montes Claros, Brazil. Montes Claros is considered the “motorcycle taxi capital” of northern Brazil and an ideal city to launch the Moto-Meter in Brazil. We anticipate that a regulatory mandate here will act as a springboard into the potentially larger markets of Brazil’s other highly populated cities.

In Africa, we established an office in Lagos, Nigeria. Previously, the officials in Nigeria have expressed strong interest in the Moto-Meter, and feedback from our initial discussions has been positive. We have also established relationships with value-added resellers who wish to incorporate the Moto-Meter into their proprietary solutions for transport and commerce throughout the continent. Maintaining a physical presence in Lagos is now essential for us as we begin the process of formalizing these discussions into a clear plan to introduce the Moto-Meter in Lagos and other cities across Africa. On November 4, 2013, we were awarded a patent on the Moto-Meter technology until 2033 in Nigeria, a country with more than 3 million motorcycle taxis. Subsequently, we were awarded a patent on the Moto-Meter technology in South Africa, Morocco, and most recently (as of March 2016) in Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of the Congo, Equatorial Guinea, Gabon, Guinea, Guinea-Bissau, Ivory Coast, Mali, Mauritania, Niger, Senegal, and Togo. The patent now covers approximately 40% of Africa.

We have assembled an optimal number of employees, including experienced engineers in our research and development division at the Thailand Science Park. The development focus is simultaneously devoted to our advertising product, Wheelies, as well as our flagship product, the Moto-Meter.

In parallel with our continued product development efforts, we have completed the work to adapt the Moto-Meter electronics so that the product can pass all current and anticipated regulatory requirements of INMETRO, the National Institute of Metrology for Brazil, as well as other international regulatory agencies. Additional work is currently being undertaken to improve the weatherization technology used in the Moto-Meter to enhance its ability to withstand environmental stresses, as well as work to provide a more generic Moto-Meter installation kit and wiring harness that will allow its installation into a wider variety of vehicles, such as auto rickshaws. We plan to use outside consultants and service companies from time to time for various tasks in the sales, development and manufacturing of our products and product launch and distribution, under provider contracts, to the extent that we are not able to perform the required functions. Using such outside vendors may make a particular task more expensive, but we believe that using such experts should improve the outcome or speed up the timing of product development and time to market. There is no assurance that we will be able to control the costs and deliveries of such activities in the same manner as if we were performing the tasks ourselves, and therefore we are subject to the usual risks of using outside providers.

During the second half of 2015, we transitioned from a company of development into a company of production and sales. Over the next twelve months, we intend to make a concerted effort to promote the Moto-Meter™ and HailYes™ app in high value markets throughout the world. We intend to advance our sales strategies by streamlining our operations and directing the majority of our resources to increased marketing and sales.

Estimated Expenses

The following provides an overview of our estimated expenses to fund our plan of operations for each of our products over the next 12 months. Funding will be with our current cash assets and may include future capital that we may have to raise. We plan to pay for such expenses as described below under “Liquidity and Capital Resources.”

Moto-Meter

Estimated
Expenses	Description

Engineering	$15,000
Additional Prototyping and Mechanical Construction	$5,000
Sales Training and Support	$5,000
Production Tooling and NRE Charges	$15,000
Development of Production Test Fixtures	$7,000
Licensing and Certification	$20,000
Components for Further Production	$70,000
Training and Equipment	$10,000

Total	$147,000

Wheelies

Estimated
Description	Expenses

Maintenance and Support	$3,000

Total	$3,000

Yes and HailYes

Estimated
Description	Expenses

Continued Development of Handset Application	$15,000
Continued Development of Agent Handset Application	$15,000
Establishment of Customer Service Center	$2,000
Awareness Campaign	$3,000

Total	$35,000

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

Results of Operations for the Years Ended December 31, 2015 and 2014

We generated negligible revenue for the year ended December 31, 2015 and no revenue for the year ended December 31, 2014.

Our operating expenses were $1,106,288 for the year ended December 31, 2015, compared to $1,192,141 for the year ended December 31, 2014. Our operating expenses for the years ended December 31, 2015 and 2014 consisted solely of research and development and general and administrative expenses. Our general and administrative expenses decreased during 2015 due to management savings in costs. We had a net loss of $2,869,345 for the year ended December 31, 2015, compared to a net loss of $2,160,699 for the year ended December 31, 2014.

We anticipate our operating expenses will increase as we further implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and equivalents of $14,772 and working capital deficit of $1,463,807. We had an accumulated deficit of $6,235,125 as of December 31, 2015.

Cash Flows:

	For the year ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	(782,037)	(1,075,474)
CASH FLOWS FROM INVESTING ACTIVITIES	(11,772)	(179)
CASH FLOWS FROM FINANCING ACTIVITIES	647,943	1,083,207
EFFECT OF CURRENCY TRANSLATIONS	(8,627)	(17,421)
Net increase (decrease) in cash	$(154,493)	$(9,867)

On April 4, 2014, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued convertible debentures (the “RM-DC Convertible Notes”) in the aggregate principal amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder was guaranteed interest at the rate of 12%, and the notes had a maturity date of April 4, 2015. The second tranche of the note with the same terms closed on December 11, 2014 (see below), and had a maturity date of December 11, 2015. The Company was obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty five (25) trading days prior to the date of conversion.

On August 24, 2014, the Company completed a convertible debt offering by entering into a securities purchase agreement and convertible promissory note with Macallan Partners for an aggregate principal amount of $105,000, which included a 5% original issue discount.

On December 11, 2014, the Company entered into the second tranche of the RM-DC Convertible Notes with the same institutional investors (noted above) in the aggregate principal amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder was guaranteed interest at the rate of 12%, and the notes had a maturity date of December 11, 2015. The Company was obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty five (25) trading days prior to the date of conversion.

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

On March 26, 2015, the Company issued a convertible promissory note to Macallan Partners in the principal amount of $112,000. The note earns interest at a rate equal to 8% per annum and has a maturity date of March 31, 2016. Pursuant to this note, the Company recorded a debt discount of $100,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $12,000 as a result of the 11% original issue discount. Pursuant to this note, the Company recorded a debt discount of $100,000, as a result of the embedded conversion feature being a financial derivative. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion.

On April 16, 2015, the Company issued a convertible note to Union Capital in the aggregate principal amount of $71,500 with a $6,500 original issue discount and $8,125 in deferred financing costs for broker fees. The note earns interest at a rate equal to 8% per annum and has a maturity date of April 16, 2016. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Pursuant to this note, the Company recorded a debt discount of $65,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $6,500 as a result of the 10% original issue discount.

On June 24, 2015, the Company issued a convertible note to Redwood Management in the principal amount of $60,870 with a $4,348 original issue discount and $6,250 in deferred financing costs for broker fees. The note earns interest at a rate equal to 12% per annum and has a maturity date of June 15, 2016. The note is convertible into shares of common stock of the Company at the lower of $0.10 or 70% of the lowest traded price of the Company’s common stock during the 25 trading days prior to the date of conversion. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter.

On July 9, 2015, the Company issued a convertible note to Redwood Management in an additional principal amount of $141,305 with a $11,305 original issue discount and $13,500 in deferred financing costs for broker fees. The note earns interest at a rate equal to 12% per annum and has a maturity date of June 15, 2016. The note is convertible into shares of common stock of the Company at the lower of $0.10 or 70% of the lower traded price of the Company’s common stock during the 25 trading days prior to the date of conversion. The Company is obligated to make amortization payments beginning on the sixth month anniversary of the issuance date of the convertible note and continuing monthly thereafter.

On July 10, 2015, the Company issued a convertible note in the principal amount of $69,000 with $4,000 in deferred financing costs for broker fees. The note is convertible into shares of common stock of the Company any time after 180 days from issuance at 62% of the average of the lowest three (3) trading prices of the Company’s common stock during the thirty (30) trading days prior to the date of conversion. The note earns interest at a rate equal to 8% per annum and has a maturity date of April 30, 2016.

On July 27, 2015, the Company issued a convertible note in the principal amount of $45,000 with $2,250 in deferred financing costs for broker fees. The note is convertible into shares of common stock of the Company at 62% of the lowest trading price of the Company’s common stock during the fifteen (15) trading days prior to the date of conversion. The note earns interest at a rate equal to 8% per annum and has a maturity date of July 27, 2016.

On August 31, 2015, the Company issued a convertible note in the principal amount of $44,000 with a $4,000 original issue discount. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. The note earns interest at a rate equal to 12% per annum and has a maturity date of August 31, 2017.

On September 3, 2015, the Company issued a convertible note in the principal amount of $41,000 with a $4,000 original issue discount. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. The note earns interest at a rate equal to 10% per annum and has a maturity date of September 3, 2016.

On September 30, 2015, the Company issued a convertible note to Union Capital in the principal amount of $117,476. The note was issued to settle the $112,000 Macallan Partners note and $5,476 of interest accrued on such note. The note earns interest at a rate equal to 8% per annum and has a maturity date of September 30, 2017. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion.

On September 30, 2015, the Company issued a convertible note to Union Capital in the principal amount of $64,674. The note earns interest at a rate equal to 8% per annum and has a maturity date of September 30, 2017. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion.

On October 23, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $50,000 with $2,500 in deferred financing costs for broker fees. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on October 23, 2017.

On December 3, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $76,750 with $10,024 original issue discount and $10,563 in deferred financing costs for broker fees. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The note earns an interest rate equal to 8% per annum and matures on December 3, 2017.

On December 3, 2015, the Company entered into an additional convertible note with Union Capital for an aggregate principal amount of $134,523. The note was issued to settle the outstanding aggregate principal balance of $145,428 of the Redwood notes, The note earns an interest rate equal to 8% per annum and matures on December 3, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion..

On December 15, 2015, the Company entered into a convertible note for an aggregate principal amount of $30,000 with a $3,000 original issue discount ("OID"). The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The note earns an interest rate equal to 12% per annum and matures on December 15, 2017.

During the fiscal year ended December 31, 2015, we received an aggregate of $664,038 from the issuance of convertible promissory notes. During the fiscal year ended December 31, 2015, an aggregate of $2,580,397 of outstanding indebtedness was converted into shares of our common stock.

Given our cash position of $14,772 as of December 31, 2015, and the proceeds from the equity financings, management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements.

We have incurred an accumulated loss of $6,235,125 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2015 and 2014, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our current cash requirements are not insignificant due to planned development and marketing of our current products, and we anticipate generating losses. While obtaining $280,000 will allow us to execute on our business strategy over the next 12 months, commensurate with the goals for our planned marketing and sales, public relations, development and distribution efforts, we are actually targeting an additional $70,000 over the next 12 months in additional working capital in order to increase our growth plans on an expedited basis.

Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Additionally, our ability to raise additional capital may be limited due to the grant of a security interest on all of the assets of the Company to secure the obligations under the convertible debentures issued on April 4, 2014 and December 11, 2014, and the convertible debentures issued during 2015. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and distribution expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next 12 months, as we look to expand our asset base and fund marketing, development and distribution of our products.

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

Management evaluates the recoverability of the Company’s property and equipment including patent development costs when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable property and equipment may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been performed;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

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

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations
At December 31, 2015	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$35,207	$-	$-	$-	$35,207
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Expenditure Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2015 and does not reflect any changes in our obligations that have occurred after that date.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2015 begin on page F-1 and have been audited by our independent accountants, GBH CPAs, PC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2015 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Management concluded, as of December 31, 2015, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION.

Ms. Lisa Ziomkowski-Boten, our Secretary and Treasurer (our principal financial officer and principal accounting officer), resigned from such positions as of March 31, 2016. As of such date, the Board of Directors appointed Mr. Chris Ziomkowski, our Chief Technical Officer, to serve as the Company’s interim Secretary and Treasurer until his successor is duly elected and qualified. See below for further information regarding Mr. Ziomkowski’s industry experience and relationship with the Company.

During the fiscal year ended December 31, 2015, we issued 571,409,776 shares of common stock at a fair value of $2,580,397 to settle convertible notes in the amount of $1,045,834, accrued interest of $54,847 and derivative liabilities of $1,427,518.

During January and February 2016, we entered into three convertible promissory notes for an aggregate principal amount of $117,602. The notes are convertible into shares of our common stock at 60% of the lowest trading price of our common stock during the 20 trading days prior to the conversion date. The notes earn an interest rate equal to 8% or 10% per annum and mature one year from date of issuance.

During February and March 2016, we entered into three convertible notes for an aggregate principal amount of $105,750 with a $10,500 original issue discount. The notes are convertible into shares of our common stock at 48% of the lowest trading price of our common stock during the 20 trading days prior to the conversion date. The notes earn an interest rate equal to 10% per annum and mature one year from date of issuance.

During January 2016, we entered into two convertible notes for an aggregate principal amount of $118,397 to repay two convertible notes and accrued interest discussed in Note 6(i) and Note 6(j). The notes are convertible at 60% of the lowest trading price of our common stock during the 20 trading days prior to the conversion date. The notes earn an interest rate equal to 8% or 10% per annum and mature one year from date of issuance.

Subsequent to December 31, 2015, we issued 523,366,065 shares to settle convertible notes payable of $69,476 and accrued interest of $521.

The issuances of shares and convertible notes above were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the directors and executive officers of the Company for the fiscal year ended December 31, 2015. Except as set forth below, there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since

Paul Giles	49	Director, Chief Executive Officer and President	2012
Chris Ziomkowski	46	Chief Technical Officer	2012
Lisa Ziomkowski-Boten (1)	48	Secretary and Treasurer	2012
Julpas Kruesopon	50	Director	2012

(1) Ms. Lisa Ziomkowski-Boten has since resigned from her position as the Secretary and Treasurer of the Company, effective as of March 31, 2016. As of such date, Mr. Chris Ziomkowski, our Chief Technical Officer, was appointed to serve as the interim Secretary and Treasurer of the Company until his successor is duly elected and qualified.

The Board of Directors is comprised of only one class. All of the directors serve for a term of one year and until their successors are elected at the Company’s Annual Shareholders’ Meeting and qualified, subject to removal by the Company’s shareholders. Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

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

Chris Ziomkowski, Chief Technical Officer, Secretary and Treasurer

Mr. Ziomkowski is experienced in the design of taxi meters for motorcycles, and has experience in artificial intelligence, practical programs and telecommunications. Prior to his appointment with the Company in November 2012, from March 2009 to September 2012, Mr. Ziomkowski was Chief Technology Officer of World Moto (Thai) Co. Ltd. From 1999 to 2008, Mr. Ziomkowski founded a VoIP carrier in Thailand. Mr. Ziomkowski received his bachelor’s degree in Computational Neural Systems from the California Institute of Technology. We believe that Mr. Zimkowski’s experience and industry knowledge will help further the Company’s goals and business efforts.

Lisa Ziomkowski-Boten, Former Secretary and Treasurer

Ms. Ziomkowski-Boten is a Certified Public Accountant in California. Ms. Ziomkowski-Boten is currently the Cost Accountant for Oregon’s Wild Harvest, a position she has held since July 2009. Previously, from October 2007 to March 2009, Ms. Ziomkowski-Boten was a Senior Staff Accountant with The Kaseno CPA Firm in San Diego, CA. Ms. Ziomkowski-Boten received her bachelor’s degree in Accounting from the University of San Diego and currently lives in Washington State. As noted above, Ms. Ziomkowski-Boten resigned from her position as the Secretary and Treasurer of the Company on March 31, 2016, and no longer serves as an executive officer of the Company.

Julpas Kruesopon, Director

Mr. Kruesopon is currently an advisor to the Prime Minister of Thailand and president of Panda Security (US & Asia Pacific), a position he has held since January 2009. Mr. Kruesopon was formerly Chief Executive Officer of Y*Not Communications Co., Ltd., a marketing agency, from November 2007 to October 2010. Prior to working at Y*Not Communications, Mr. Kruesopon was the managing director of Nortel Networks Thailand. Prior to working at Nortel, he worked for Samart Corporation PLC, where he was named president in August 1997. His responsibilities included the day-to-day operations and the development and implementation of the group’s overall business strategies.

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

Family Relationships

Mr. Chris Ziomkowski is the brother of Ms. Lisa Ziomkowski-Boten. Other than the foregoing, there are no other family relationships between or among any of our directors, executive officers and any incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, in accordance with the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2015, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors play a critical role in guiding our strategic direction and overseeing the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

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

Director Nominations

As of December 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Paul Giles currently serves as the Company’s principal executive officer, and as a director. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2015 and 2014 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

	Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Giles,	2015	94,500	-	10,800	-	-	-	-	105,300
Chief Executive Officer, President and Director	2014	106,154	-	-	-	-	-	-	106,154
Chris Ziomkowski,	2015	66,855	-	2,700	-	-	-	-	69,555
Chief Technical Officer	2014	84,923	-	-	-	-	-	-	84,923

Lisa Ziomkowski-	2015	26,360	-	-	-	-	-	-	26,360
Boten, Former Secretary and Treasurer	2014	21,337	-	-	-	-	-	-	21,337

Employment Agreements

We have employment agreements in place with both Paul Giles and Chris Ziomkowski.

Paul Giles

On April 1, 2013, the Company entered into an employment agreement with Paul Giles for his services as the Chief Executive Officer of the Company. Mr. Giles’ employment with the Company is “at-will” and provides for a base salary of $8,816.90 per month, or ฿287,500 THB based on a USD/THB exchange rate of 0.03067 as of June 5, 2014, for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Giles is entitled to receive a standard benefits package pursuant to his agreement. For the 2015 fiscal year, the Company was only able to pay Mr. Giles an average of 263,541 THB per month, and as of October 31, 2016 has paid 557,766 THB to Mr. Giles for the 2016 fiscal year.

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

Chris Ziomkowski

On April 1, 2013, the Company entered into an employment agreement with Chris Ziomkowski for his services as the Chief Technology Officer of the Company. Mr. Ziomkowski’s employment with the Company is “at-will” and provides for a base salary of $7,053.52 per month, or ฿230,000 THB based on a USD/THB exchange rate of 0.03067 as of June 5, 2014, for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Ziomkowski is entitled to receive a standard benefits package pursuant to his agreement.  For the 2015 fiscal year, the Company was only able to pay Mr. Ziomkowski an average of 191,667 THB per month, and as of October 31, 2016 has paid no salary to Mr. Ziomkowski for the 2016 fiscal year. Mr. Ziomkowski’s employment contract includes a change of control provision which states that if his employment is terminated upon a change of control (as defined therein) of the Company, Mr. Ziomkowski is entitled to 200% of his annual base compensation and annual incentive bonus immediately. Mr. Ziomkowski is subject to standard restrictions regarding usage of the Company’s confidential information, and is subject to unfair competition and non-solicitation provisions. The Company also agrees to indemnify Mr. Ziomkowski for claims brought against him due to his position as an executive of the Company.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.

Other than as described in the “Employment Agreements” section above, none of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, non-qualified deferred compensation, or any payments to any such persons in connection with their resignation, retirement or other termination of employment with us, or in connection with any change in control of the Company.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2015.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Julpas Kruesopon (1)	$-	$-	$-	$-	$-	$1,750	$1,750

(1)
On December 19, 2012, we entered into a Board Advisory Agreement (the “Agreement”) with Mr. Julpas “Tom” Kruesopon, whereby Mr. Kruesopon consented to serve as a director of the Company. Pursuant to the Agreement, Mr. Kruesopon was to receive five hundred thousand (500,000) shares of restricted Company common stock, vesting upon the first anniversary date of Mr. Kruesopon’s appointment to the board, in connection with his service as a director, and a one-time fee of $10,000 for consulting services. Additionally, under the Agreement, Mr. Kruesopon will receive $3,000 for attendance at the Company’s annual meeting of shareholders, and $1,000 for attendance at any director’s meeting in excess of one meeting per year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of November 7, 2016, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of November 7, 2016, there were 1,490,145,045 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Class of Securities	Shares Beneficially Owned	Percentage Owned (2)

Directors and Executive Officers

Paul Giles, Chief Executive Officer, President and Director	Common Stock	174,756,615 (3)	11.70%
25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang	Series A Preferred Stock	4,000,000	80%
PreeSamut Prakan, Bangkok, Thailand 10540

Lisa Ziomkowski-Boten, Former Secretary and Treasurer	Common Stock	7,487	0.0005%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur
Muang, Samut Prakan, Bangkok W1 10270

Chris Ziomkowski, Chief Technical Officer, Secretary and Treasurer	Common Stock	42,303,511 (3)(4)	2.84%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur	Series A Preferred Stock	1,000,000	20%
Muang, Samut Prakan, Bangkok W1 10270

Julpas Kruesopon, Director	Common Stock	0 (5)	0%
1777 Moo 5 Soi Sukhumvit 107 Sukhumvit Rd North Sumrong, Amphur
Muang,
Samut Prakan, Bangkok W1 10270
All Officers and Directors	Common Stock	217,067,613 (3)	14.54%
	Series A Preferred Stock	5,000,000	100%

5% Stockholders

Paul Giles	Common Stock	174,756,615 (3)	11.70%
25/1 Soi Sii Dan 14 Moo Baan Laddawan, Sri Nakarin, Bang Kaeow, Bang	Series A Preferred Stock	4,000,000	80%
PreeSamut Prakan, Bangkok, Thailand 10540

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

(2)	Based on 1,490,145,045 shares of our Common Stock issued and outstanding as of November 7, 2016, and 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

(3)	Includes shares of common stock of the Company issuable upon conversion of shares of Series A Preferred Stock.

(4)
Mr. Ziomkowski’s beneficial ownership represents shares of common stock held by a Lucky Twins Ventures Co. Ltd. (“Lucky Ltd.”). Mr. Ziomkowski’s spouse, Ms. Nutchanoot Ziomkowski, is a director of Lucky Ltd. The business address of Lucky Twins Ventures Co., Ltd. is 209/123 Muang Ake Phase 5, T. Lkhak A. Muang, Pathumthani, 12000, Thailand. The principal business of Lucky Twins Ventures Co., Ltd. is that of a private investment firm. Mrs. Nutchanoot Ziomkowski has power to vote or to direct the vote and power to dispose or to direct the disposition of all securities owned directly by Lucky Twins Ventures Co., Ltd.

(5)	Does not include 500,000 shares of restricted stock that were to be issued on December 19, 2014 to Mr. Kruesopon.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions

Mr. Chris Ziomkowski, our Chief Technical Officer and interim Secretary and Treasurer, is the brother of Ms. Lisa Ziomkowski-Boten, our former Secretary and Treasurer. Other than the foregoing, there are no family relationships between any of our former directors or executive officers and new directors or new executive officers. None of the new directors and executive officers were directors or executive officers of the Company prior to the acquisition of the Assets from Old WM, nor did any of them hold any position with the Company prior to the acquisition of the Assets from Old WM, and nor have they been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Related Party Transactions

Other than as described below, none of our current officers or directors has been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

On October 13, 2015, we filed a Certificate of Designation which set forth the rights, preferences and privileges for a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. Pursuant to the Certificate of Designation, holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred Stock are convertible at a one to one ratio into shares of common stock. On October 13, 2015, we issued 4,000,000 shares of Series A Convertible Preferred Stock to Paul Giles, our Chief Executive Officer, and 1,000,000 shares of Series A Convertible Preferred Stock to Chris Ziomkowski, our Chief Technical Officer, as compensation for services rendered to the Company.

At December 31, 2015 and 2014, the Company had short-term debt of $29,612 and $45,707 respectively, due to one of its majority shareholders. During the year ended December 31, 2015, the Company borrowed an additional $28,715 and repaid $44,810 of related party debt. During the year ended December 31, 2014, the Company borrowed $45,707 and repaid $0 of related party debt. The loan is accruing interest at a rate of 0%. All proceeds were used for operating expenses.

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

Director Independence

During the year ended December 31, 2015, we had one independent director on our board – Mr. Julpas Kruesopon. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by GBH CPAs, PC for the fiscal periods shown.

	December 31,	December 31,
	2015	2014
Audit Fees	$42,510	$40,479
Audit Related Fees	-	-
Tax Fees	4,300	3,706
All Other Fees	-	-
Total	$46,810	$44,185

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)  Financial Statements:

(b)  Exhibits:
Exhibit No.	Description
3.1*	Articles of Incorporation, as amended.
3.2	By-laws (filed as an exhibit to the registration statement on Form S-1, as filed with the SEC on June 25, 2010, and incorporated herein by reference).
4
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 13, 2015 (incorporated by reference to our Current Report on Form 8-K, filed with the SEC on October 14, 2015).

10.1
Securities Purchase Agreement, dated April 4, 2014, between the Company and certain investors (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on June 17, 2014).

10.2
Debenture, dated April 4, 2014, between the Company and Redwood Management, LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.3
Debenture, dated April 4, 2014, between the Company and Dominion Capital LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.4
Registration Rights Agreement, dated April 4, 2014, between the Company and Redwood Management, LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.5
Registration Rights Agreement, dated April 4, 2014, between the Company and Dominion Capital LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.6
Security Agreement, dated April 4, 2014, among the Company, Dominion Capital LLC (as collateral agent) and the investors named therein (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.7
Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Paul Giles (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on June 17, 2014).

10.8
Employment Agreement, dated April 1, 2014, between World Moto Co. Ltd. and Chris Ziomkowski (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on June 17, 2014).

10.9
Fleet Franchise Agreement, dated March 10, 2014, between World Moto, Inc. and Mobile Advertising Ventures Ltd. (incorporated by reference to our Current Report on Form 8-K, filed with the SEC on March 17, 2014).

10.10
Letter of Intent, dated June 11, 2014, by and among the Company, Mobile Advertising Ventures, Ltd., and Forever Network (incorporated by reference to our Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on June 17, 2014).

10.11	Financing Agreement, dated September 24, 2014, between the Company and Macallan Partners, LLC (incorporated by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 19, 2014).
10.12
Convertible Debenture, dated September 24, 2014, between the Company and Macallan Partners, LLC (incorporated by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 19, 2014).

10.13
Convertible Debenture, dated December 11, 2014, between the Company and Redwood Management, LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.14
Convertible Debenture, dated December 11, 2014, between the Company and Dominion Capital LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.15
Securities Purchase Agreement, dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.16
Convertible Debenture, dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.17
Registration Rights Agreement, dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.18
Security Agreement, dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.19	Convertible Debenture, dated March 26, 2015, between the Company and Macallan Partners, LLC (incorporated by reference to our Quarterly Report on Form 10-Q, filed with the SEC on May 20, 2015).
10.20
Amendment No. 1, dated May 19, 2015, to the Securities Purchase Agreement dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on May 27, 2015).

10.21
Amendment No. 2, dated June 30, 2015, to the Securities Purchase Agreement dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Registration Statement on Form S-1, filed with the SEC on July 1, 2015).

10.22	Convertible Debenture, dated June 30, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Registration Statement on Form S-1, filed with the SEC on July 1, 2015).
21	List of Subsidiaries: World Moto Technologies, Inc.; World Moto Holdings, Inc.; World Moto Co., Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_________________
* Filed herewith.

    WORLD MOTO, INC.

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

World Moto, Inc.
Bangkok, Thailand

We have audited the accompanying consolidated balance sheets of World Moto, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

November 10, 2016

World Moto, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,772	$169,265
Prepaid expenses and other current assets	15,588	20,741
Inventories	-	2,986

Total current assets	30,360	192,992

Property and equipment, net of accumulated depreciation	28,106	24,215
Other assets	10,077	10,984

TOTAL ASSETS	$68,543	$228,191

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$524,792	$211,336
Convertible notes payable, net of discount of $140,561 and $779,573, respectively, and net of deferred financing costs of $5,651 and $28,867, respectively	271,810	245,256
Derivative liabilities	611,793	1,256,159
Short-term debt – related party	29,612	45,707
Unearned revenues	56,160	59,056

Total current liabilities	1,494,167	1,817,514

Long term convertible notes payable, net of discount of $402,754 and $0, respectively, and net of deferred financing costs of $20,090 and $0, respectively	4,859	-
Long-term derivative liabilities	442,915	-

Total liabilities	1,941,941	1,817,514
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	-
Common stock, $0.0001 par value, 4,000,000,000 shares authorized; 966,778,980 and 395,369,204 shares issued and outstanding, respectively	96,678	39,536
Additional paid-in capital	4,288,698	1,752,443
Accumulated deficit	(6,235,125)	(3,365,780)
Accumulated other comprehensive loss	(24,149)	(15,522)
Total stockholders' deficit	(1,873,398)	(1,589,323)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,543	$228,191

The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	For the years ended December 31,
	2015	2014

Revenues	$1,521	$-
Cost of revenues	(821)	-
Gross profit	700	-

Operating expenses:
Research and development	415,541	406,284
General and administrative	690,747	785,857
Total operating expenses	1,106,288	1,192,141

Loss from operations	(1,105,588)	(1,192,141)

Other income (expense):
Interest expense	(2,005,266)	(1,075,665)
Interest income	-	6
Change in fair value of derivative liabilities	(187,832)	92,875
Gain on settlement of debt	435,658	-
Foreign currency exchange gain (loss)	(6,317)	14,226

Net loss	$(2,869,345)	$(2,160,699)

Other comprehensive loss:
Foreign currency translations	(8,627)	(17,421)

Total comprehensive loss	$(2,877,972)	$(2,178,120)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	579,584,357	380,674,272

The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2015 and 2014

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balances, December 31, 2013	-	$-	378,033,149	$37,802	$1,332,431	$(1,205,081)	$1,899	$167,051
Shares issued for conversion of debt	-	-	17,336,055	1,734	266,962	-	-	268,696
Reclassification of fair value of derivatives from liabilities to equity	-	-	-	-	153,050	-	-	153,050
Foreign currency translations	-	-	-	-	-	-	(17,421)	(17,421
Net loss	-	-	-	-	-	(2,160,699)	-	(2,160,699)

Balances, December 31, 2014	-	-	395,369,204	39,536	1,752,443	(3,365,780)	(15,522)	(1,589,323)

Shares issued for conversion of debt	-	-	571,409,776	57,142	2,523,255	-	-	2,580,397
Issuance of preferred shares for services	5,000,000	500			13,000			13,500
Foreign currency translations	-	-	-	-	-	-	(8,627)	(8,627)
Net loss	-	-	-	-	-	(2,869,345)	-	(2,869,345)

Balances, December 31, 2015	5,000,000	$500	966,778,980	$96,678	$4,288,698	$(6,235,125)	$(24,149)	$(1,873,398)

The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,869,345)	$(2,160,699)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,881	7,237
Fair value of derivative in excess of debts	467,362	532,021
Amortization of debt discount and deferred financing costs	1,415,039	356,894
Stock-based compensation	13,500	-
Gain on settlement of debt	(435,658)	-
Change in fair value of derivative liabilities	187,832	92,875
Write down of inventories	9,356	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,153	(12,597)
Inventories	(6,370)	(2,986)
Other assets	907	-
Accounts payable and accrued expenses	425,202	135,837
Unearned revenues	(2,896)	(24,056)
Net cash used in operating activities	(782,037)	(1,075,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,772)	(179)
Net cash used in investing activities	(11,772)	(179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of costs	664,038	1,037,500
Advances from related parties	28,715	45,707
Repayments to related parties advances	(44,810)	-
Net cash provided by financing activities	647,943	1,083,207

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(8,627)	(17,421)

Net increase (decrease) in cash and cash equivalents	(154,493)	(9,867)
Cash and cash equivalent at beginning of the year	169,265	179,132

Cash and cash equivalent at end of the year	$14,772	$169,265

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of debt	$2,580,397	$268,696
Derivative liabilities from issuance of convertible debt	$1,263,838	$-
Derivative liabilities from issuance of warrant	$9,056	$-
Debt issued for prepayment penalty	$64,674	$-
Reclassification of fair value of derivatives from liabilities to equity	$-	$153,050

The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

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

The Company design, manufacture, market and sell Moto-Meter products and services, including the Moto-Meter and its related smartphone application, the Yes service and HailYes™ app, and Wheelies. The Company seek to address the need for fare metering and mobile commerce for motor scooters and motorcycle taxis. The use of these taxis is increasingly common in the developing world. The Company planned products, however, will have increased functionalities over a standard fare meter commonly used in an enclosed taxicab.

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

Foreign Currency Translation

The functional currency of our Thailand subsidiary is the Thai Baht. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the Thailand subsidiary are translated into the Company’s reporting currency, United States Dollars (“USD”). Asset and liability accounts are translated using the closing exchange rate in effect at the balance sheet date, equity account and dividend are translated using historical exchange rates and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholder’s equity (deficit).

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

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

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

The following table sets forth by level with the fair value hierarchy the Company's derivative liability measured at fair value on December 31, 2015 and 2014.

	Level 1	Level 2	Level 3	Total

December 31, 2015	$-	$-	$1,054,708	$1,054,708
December 31, 2014	$-	$-	$1,256,159	$1,256,159

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectability is reasonably assured.

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

Recent Accounting Pronouncements

As of December 31, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company has applied this guidance retrospectively to all prior periods presented in the Company's financial statements. The reclassification did not impact previously reported net income (loss) or any prior amounts reported on the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss or the Consolidated Statements of Cash Flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $6,235,125 as of December 31, 2015, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - UNEARNED REVENUES

On December 2, 2013, WM Co. Thailand entered into a Purchase and Licensing Agreement (the "PL Agreement") with Mobile Advertising Ventures Ltd. ("MAV"). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial "Wheelies" from WM Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. WM Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. The Company received $35,000 from MAV before December 31, 2013 and recorded unearned revenues at December 31, 2015 and 2014.

On March 10, 2014, the Company entered into a Fleet Franchise Agreement ("the Franchise Agreement") with Mobile Advertising Ventures, Ltd. MAV paid the Company $21,160 for the right to utilize the Yes software and all other trademarks of the Company, including but not limited to "Yes", "World Moto" and "Wheelies" (collectively, the "Marks") in the Federal Territory of Kuala Lumpur, Malaysia. Initial training has been completed for the Franchisee; however, the Franchisee has not begun operations. This revenue will be recorded as earned when MAV completes its first sale using the Yes software.

NOTE 4 - RELATED PARTY TRANSACTIONS

At December 31, 2015 and 2014, the Company had short-term debt of $29,612 and $45,707, respectively, due to one of its majority shareholder. During the year ended December 31, 2015, the Company borrowed an additional $28,715 and repaid $44,810 of the related party debt. During the year ended December 31, 2014, the Company borrowed $45,707 and repaid $0 of related party debt. The loan is accruing interest at a rate of 0%. All proceeds were used for operating expenses.

NOTE 5 – LONG-LIVED ASSETS

The following table summarizes the long-lived assets the Company had at December 31, 2015 and 2014:

	Useful	Year Ended December 31,
	Lives	2015	2014

Machinery and equipment	3-5 years	$44,258	$33,682
Less: accumulated depreciation		(16,152)	(9,467)
Property and equipment, net		$28,106	$24,215

NOTE 6 – CONVERTIBLE NOTES PAYABLE

a.
On April 4, 2014, the Company entered into the Initial Debentures (RM–DC Convertible Notes) with Redwood Management, LLC and Dominion Capital, LLC (the “Holder”) in the aggregate principal amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder is guaranteed interest at the rate of 12% and the notes have a maturity date of April 4, 2015. The second tranche of the note with the same terms closed on December 11, 2014 and a have a maturity date of December 11, 2015. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty five (25) trading days prior to the date of conversion. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging.

For the year ended December 31, 2014, the Company recorded a debt discount of $389,221, as result of the embedded conversion feature being a financial derivative, for proceeds received. The Company also recorded a debt discount of $63,482, as result of the 8% original issue discount and $20,000 in fees related to fees paid to the investors.

The discounts on the RM-DC convertible notes are being amortized by the Company through interest expense over the life of the notes. For the years ended December 31, 2015 and 2014, the Company recorded amortization of the debt discount on the RM-DC convertible notes of $103,907 and $348,798, respectively.

During the year ended December 31, 2015, the Company converted aggregate principal amount of $291,087 and accrued interest of $48,913 into 49,397,721 shares of the Company’s common stock. At December 31, 2015 and 2014, the carrying value of the note was $0 and $213,173 with unamortized debt discount of $0 and $103,907 and unamortized deferred financing costs of $0 and $22,920, respectively. At December 31, 2015 and 2014, accrued interest of the note was $0.

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

b.
On August 24, 2014, the Company completed an offering by entering into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with Macallan Partners (the “Holder”) for an aggregate principal amount of $105,000 (“MP Note”) (the “Purchase Price” with a $5,000 original issue discount and $8,000 in Deferred Financing Costs-Broker Fees) in the form of a convertible note.

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

The MP Note is convertible any time after 120 days after issuance, and the Purchaser has the right to convert the MP Note into shares of the Company's common stock at a conversion price equal to the lower of: 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice. If conversion shares are not deliverable by DWAC then an additional 5% discount will apply to the conversion price. If the shares are ineligible for deposit into the DTC system for any reason and only eligible for "X clearing" then an additional 10% discount will apply to the conversion price. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Conversion Price (a dilutive reset). Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging.

For the year ended December 31, 2014, the Company recorded a debt discount of $100,000, as result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $5,000 as result of the 5% original issue discount. The Company determined that the fair value of the conversion feature was $196,408 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $96,408 was expensed immediately as additional interest expense. For the year ended December 31, 2015 and 2014, the Company recorded amortization of the debt discount on the notes of $100,204 and $$4,796, respectively.

During the year ended December 31, 2015, the Company converted aggregate principal amount of $105,000 and accrued interest of $4,813 into 15,260,360 shares of the Company’s common stock. At December 31, 2015 and 2014, the carrying value of the note was $0 and $(1,151) with unamortized debt discount of $0 and $100,204 and unamortized deferred financing costs of $0 and $5,947, respectively. At December 31, 2015 and 2014, accrued interest of the note was $0 and $2,141, respectively.

c.
On December 11, 2014, the Company entered into the second tranche Debentures (RM-DC Convertible Notes) with Redwood Management, LLC and Dominion Capital, LLC (the “Holder”) in the aggregate principal amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder is guaranteed interest at the rate of 12% and the notes have a maturity date of December 11, 2015. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty-five (25) trading days prior to the date of conversion. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging.

For the year ended December 31, 2014, the Company recorded a debt discount of $585,203 as result of the embedded conversion feature being a financial derivative, for proceeds received. The Company also recorded a debt discount of $23,493, as result of the 8% original issue discount.

The discounts on the Debentures are amortized by the Company through interest expense over the life of the notes. For the year ended December 31, 2015 and 2014, the Company recorded amortization of the debt discount on the notes of $575,462 and $33,234, respectively.

During the year ended December 31, 2015, the Company converted aggregate principal amount of $400,870 into 280,545,551 shares of the Company’s common stock. At December 31, 2015 and 2014, the carrying value of the note was $191,522 and $33,234 with unamortized debt discount of $0 and $575,462 and unamortized deferred financing costs of $0 and $0, respectively. At December 31, 2015 and 2014, accrued interest of the note was $0. This note is in default as of December 31, 2015.

d.
On March 5, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount and $12,000 in deferred financing costs for broker fees.

The note earns an interest rate equal to 12% per annum and matures on March 5, 2016. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Company recorded a debt discount of $4,348 as result of the 8% original issue discount. Pursuant to this note, the Company also recorded a debt discount of $56,522, as a result of the embedded conversion feature being a financial derivative. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 25 trading days prior to conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The Company determined that the fair value of the conversion feature was $110,096 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $53,574 was expensed immediately as additional interest expense.

For the year ended December 31, 2015, the Company recorded $60,870 amortization of the debt discount on the note. The Company settled this note with the issuance of new note discussed in Note 6(q). At December 31, 2015, the carrying value and accrued interest of the note was $0.

e.
On March 26, 2015, the Company entered into a convertible note with Macallan Partners for an aggregate principal amount of $112,000 with a $12,000 OID and $7,500 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on March 31, 2016. The Company recorded a debt discount of $12,000 as a result of the 11% original issue discount. Pursuant to this note, the Company also recorded a debt discount of $100,000, as a result of the embedded conversion feature being a financial derivative. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The Company determined that the fair value of the conversion feature was $207,690 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $107,690 was expensed immediately as additional interest expense. On September 30, 2015, the Company settled the convertible note of $112,000 and accrued interest of $5,476 through the issuance of new convertible note to a third party, see Note 6(m). For the year ended December 31, 2015, the Company recorded $112,000 amortization of the debt discount on the note. At December 31, 2015, the carrying value and accrued interest of the note was $0.

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

f.	On April 16, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $71,500 with a $6,500 OID and $8,125 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on April 16, 2016. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $65,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $6,500 as a result of the 10% original issue discount. The Company determined that the fair value of the conversion feature was $126,021 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $61,021 was expensed immediately as additional interest expense. For the year ended December 31, 2015, the Company recorded $26,457 amortization of the debt discount on the notes. At December 31, 2015, the carrying value and accrued interest of the note was $25,136 with unamortized debt discount of $45,043 and unamortized deferred financing costs of $1,321. At December 31, 2015, accrued interest of the note was $4,115.

g.
On June 24, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount and $6,250 in deferred financing costs for broker fees.

The note earns an interest rate equal to 12% per annum and matures on June 15, 2016. The note is convertible at the lower of $0.10 or 70% of the lowest traded price of the Company’s common stock during the 25 trading days prior to the date of conversion. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $56,522, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,348 as a result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $117,086 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $60,564 was expensed immediately as additional interest expense. For the year ended December 31, 2015, the Company recorded $60,870 amortization of the debt discount on the note.

During the year ended December 31, 2015, the Company converted aggregate principal amount of $54,348 into 48,459,079 shares of the Company’s common stock. The Company settled the remaining principal of this note with the issuance of new note discussed in Note 6(q). At December 31, 2015, the carrying value and accrued interest of the note was $0.

h.
On July 9, 2015, the Company issued a convertible note to Redwood Management for an additional principal amount of $158,262 with a $11,305 original issue discount and $13,500 in deferred financing costs for broker fees.

The note earns an interest rate equal to 12% per annum and matures on June 15, 2016. The note is convertible at the lower of $0.10 or 70% of the lowest traded price of the Company’s common stock during the 25 trading days prior to the date of conversion. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $146,957, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $11,305 as a result of the 8% original issue discount. The Company determined that the fair value of the conversion feature was $307,439 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $160,482 was expensed immediately as additional interest expense. For the year ended December 31, 2015, the Company recorded $158,262 amortization of the debt discount on the note.

During the year ended December 31, 2015, the Company converted aggregate principal amount of $96,529 into 61,764,706 shares of the Company’s common stock. The Company settled the remaining principal of this note with the issuance of new note discussed in Note 6(q). At December 31, 2015, the carrying value and accrued interest of the note was $0.

i.	On July 10, 2015, the Company entered into a convertible note for an aggregate principal amount of $69,000 with $4,000 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and is due on April 30, 2016. The note is convertible any time after 180 days from issuance at 62% of the average of the lowest 3 trading prices of the Company’s common stock during the 30 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $53,778, as a result of the embedded conversion feature being a financial derivative.

For the year ended December 31, 2015, the Company recorded $21,980 amortization of the debt discount on the note. At December 31, 2015, the carrying value of the note was $35,532 with unamortized debt discount of $31,798 and unamortized deferred financing costs of $1,670. At December 31, 2015, accrued interest of the note was $2,668.

j.	On July 27, 2015, the Company entered into a convertible note for an aggregate principal amount of $45,000 with $2,250 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on July 27, 2016. The note is convertible at 62% of the lowest trading price of the Company’s common stock during the 15 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $35,365, as a result of the embedded conversion feature being a financial derivative.

For the year ended December 31, 2015, the Company recorded $9,041 amortization of the debt discount on the note. At December 31, 2015, the carrying value of the note was $17,377 with unamortized debt discount of $26,324 and unamortized deferred financing costs of $1,299. At December 31, 2015, accrued interest of the note was $1,570.

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

k.	On August 31, 2015, the Company entered into a convertible note for an aggregate principal amount of $44,000 with a $4,000 original issue discount.

The note earns an interest rate equal to 12% per annum and matures on August 31, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $40,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,000 as a result of the original issue discount. The Company determined that the fair value of the conversion feature was $43,038 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $3,038 was expensed immediately as additional interest expense.

For the year ended December 31, 2015, the Company recorded $2,746 amortization of the debt discount on the note. At December 31, 2015, the carrying value of the note was $8,026 with unamortized debt discount of $41,254. At December 31, 2015, accrued interest of the note was $0.

l.	On September 3, 2015, the Company entered into a convertible note for an aggregate principal amount of $41,000 with a $4,000 original issue discount.

The note earns an interest rate equal to 10% per annum and matures on September 3, 2016. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $35,888, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $4,000 as a result of the original issue discount. The Company determined that the fair value of the conversion feature was $39,888 at the issuance date.

For the year ended December 31, 2015, the Company recorded $2,492 amortization of the debt discount on the note. At December 31, 2015, the carrying value of the note was $2,243 with unamortized debt discount of $37,396 and unamortized deferred financing costs of $1,361. At December 31, 2015, accrued interest of the note was $1,355.

m.
On September 30, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $117,476 to settle for the convertible note and accrued interest discussed in Note 6(e).

The note earns an interest rate equal to 8% per annum and matures on September 30, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $111,304, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $111,304 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Macallan Partners note was $163,974.

The Company accounted for the settlement in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a gain on extinguishment of debt of $163,974.

For the year ended December 31, 2015, the Company recorded $163,974 as a gain on debt settlement and $93,342 amortization of debt discount on the note. During the year ended December 31, 2015, the Company converted aggregate principal amount of $98,000 and accrued interest of $1,120 into 115,982,362 shares of the Company’s common stock. At December 31, 2015, the carrying value of the note was $1,514 with unamortized debt discount of $17,962. At December 31, 2015, accrued interest of the note was $524.

n.	On September 30, 2015, the Company entered into an additional convertible note with Union Capital for an aggregate principal amount of $64,674 with $8,674 in deferred financing costs for broker fees.

The note was issued in consideration for the $56,000 prepayment premium owed as a result of settling the $112,000 Macallan Partners note. The note earns an interest rate equal to 8% per annum and matures on September 30, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $59,718, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $59,718 at the issuance date.

For the year ended December 31, 2015, the Company recorded $1,925 amortization of the debt discount on the note. At December 31, 2015, the carrying value of the note was $(754) with unamortized debt discount of $57,793 and unamortized deferred financing costs of $7,635. At December 31, 2015, accrued interest of the note was $1,332.

o.	On October 23, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $50,000 with $2,500 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on October 23, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $50,000, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $52,202 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $2,202 was expensed immediately as additional interest expense.

For the year ended December 31, 2015, the Company recorded $801 amortization of the debt discount on the note. At December 31, 2015, the carrying value of the note was $(1,468) with unamortized debt discount of $49,199 and unamortized deferred financing costs of $2,269. At December 31, 2015, accrued interest of the note was $767.

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

p.
On December 3, 2015, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $76,750 with $10,024 original issue discount and $10,563 in deferred financing costs for broker fees.

The note earns an interest rate equal to 8% per annum and matures on December 3, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $66,726, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $82,186 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $15,460 was expensed immediately as additional interest expense.

For the year ended December 31, 2015, the Company recorded $2,940 amortization of the debt discount on the note. At December 31, 2015, the carrying value of the note was $(7,246) with unamortized debt discount of $73,810 and unamortized deferred financing costs of $10,186. At December 31, 2015, accrued interest of the note was $478.

q.	On December 3, 2015, the Company entered into an additional convertible note with Union Capital for an aggregate principal amount of $134,523.

The note was issued to settle the outstanding aggregate principal balance of $145,428 of the Redwood notes, Note 6(c), (e), (g), (h). The note earns an interest rate equal to 8% per annum and matures on December 3, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $130,988, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $130,988 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Redwood notes were $312,977.

The Company accounted for the settlement in accordance with ASC 405-20 and ASC 470-50-40. As the present value of the future cash flows was more than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are substantially different and the Company treated the original convertible note extinguished and exchanged for a new convertible note. The Company recorded a gain on extinguishment of debt of $323,882.

For the year ended December 31, 2015, the Company recorded $323,882 as a gain on debt settlement and $530 amortization of debt discount on the note. At December 31, 2015, the carrying value of the note was $4,065 with unamortized debt discount of $130,458. At December 31, 2015, accrued interest of the note was $834.

r.	On December 15, 2015, the Company entered into a convertible note for an aggregate principal amount of $30,000 with a $3,000 original issue discount.

The note earns an interest rate equal to 12% per annum and matures on December 15, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $30,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $3,000 as a result of the original issue discount. The Company determined that the fair value of the conversion feature was $33,331 at the issuance date. The fair value of the conversion feature in excess of the principal amount allocated to the notes of $3,331 was expensed immediately as additional interest expense.

For the year ended December 31, 2015, the Company recorded $722 amortization of the debt discount on the note. At December 31, 2015, the carrying value of the note was $722 with unamortized debt discount of $32,278. At December 31, 2015, accrued interest of the note was $0.

As summary of value changes to the notes for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

Carrying value at beginning of the year	$245,256	$-
Additional principal	837,863	1,322,392
Less: conversion of principal	(1,045,834)	(268,696)
Less: discount related to fair value of the embedded conversion feature	(1,038,768)	(1,074,426)
Less: discount related to original issue discount	(59,525)	(91,975)
Less: deferred financing cost related to debt issuances	(77,362)	(92,084)
Add: amortization of discount	1,334,551	386,828
Add: amortization of deferred financing cost	80,488	63,217
Carrying value at end of the year	$276,669	$245,256
Less: short-term portion	(271,810)	(245,256)
Long-term convertible notes payable	$4,859	$-

In connection with the sale of the Debentures, the Company incurred cash amount of $77,362 for legal fees for the year ended December 31, 2015 compared to the issuance of 520,000 shares of common stock valued at $46,584 and cash in the amount of $45,500 to its placement agent for the year ended December 31, 2014. The fees have been recorded as deferred financing cost. The deferred financing costs are amortized by the Company through interest expense over the life of the notes. During the years ended December 31, 2015 and 2014, the Company recorded amortization of the deferred financing cost of $80,488 and $63,217, respectively.

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

NOTE 7 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion prices under its convertible notes causes the embedded conversation feature to be a financial derivative. The Company may not have enough authorized common stock to settle its obligation if the note holder elects to convert the note into common shares when the trading price is lower than a certain threshold. The warrants described in Note 11 also qualify for derivative classification.

The derivative instruments were valued at loan origination date, issuance date, date of debt conversion and at December 31, 2015. The fair values of the derivative liabilities related to the conversion options of these notes and warrants were estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:

	December 31, 2013	New Issuances	December 31, 2014	New Issuances	December 31, 2015

Shares of common stock issuable upon exercise of debt and warrants	-	16,739,130	23,193,987	779,115,518	998,958,397
Estimated market value of common stock on measurement date	$-	$0.02 - 0.09	$0.17	$0.0009 - 0.0261	$0.0014 - 0.05
Exercise price	$-	$0.1	$0.00766 - 0.01	$0.0007 – 0.03	$0.0007 – 0.1
Risk free interest rate (1)	-	0.04% - 0.25%	0.04% - 0.25%	0.09% - 1.54%	0.14% - 1.54%
Expected dividend yield (2)	-	0.00%	0.00%	0.00%	0.00%
Expected volatility (3)	-	95% - 103%	62% - 105%	119% - 199%	204.5%
Expected exercise term in years(4)	-	1.00	0.25 - 1.00	1.00 – 5.00	0.18 – 4.59

(1)	The risk–free interest rate was determined by management using the one-month Treasury bill yield as of the issuance dates.

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

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	For the Years Ended December 31,
	2015	2014

Balance at the beginning of the year	$1,256,159	$-
Addition of new derivative liabilities (notes)	1,263,838	1,502,084
Addition of new derivative liabilities (warrants)	9,056	-
Derecognize of derivative liability upon settlement of convertible notes	(1,427,518)	(153,050)
Modification of derivative liabilities	(234,659)	-
Change in fair value of derivative liability (notes)	194,689	(92,875)
Change in fair value of derivative liability (warrants)	(6,857)	-
Balance at the end of the year	$1,054,708	$1,256,159
Less short-term portion	(611,793)	(1,256,159)
Long-term portion	$442,915	$-

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014
NOTE 8 – INCOME TAXES

No provision for federal income taxes has been recognized for the years ended December 31, 2015 and 2014, as the Company incurred a net operating loss for income tax purposes.

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these losses carryforwards, which expire beginning the year 2028, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. During the period from March 24, 2008 (inception) to December 31, 2015, the Company had tax net operating losses of $4,667,398. The statutory tax rates for fiscal years 2015 and 2014 are 35%.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2015 and 2014 are presented below:

	Year Ended December 31,
	2015	2014
Net operating losses carryforwards	$1,633,589	$1,140,226
Less: valuation allowance	(1,633,589)	(1,140,226)
Deferred tax assets, net	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The principal offices for the Company are currently located in Bangkok, Thailand. Annual rent on this location is approximately $700.

On April 16, 2013, the Company entered into a lease agreement with National Science and Technology Development Agency for 665 square feet of office space at 131 Thailand Science Park INC -1 # 214, Pathum Thani, Thailand. This office includes its executive offices and engineering facilities. On December 25, 2013, the Company entered into another lease agreement with National Science and Technology Development Agency for additional office space in the science park and the lease matures on November 30, 2016. Rent for the offices is approximately $22,000 per year.

On December 25, 2013, the Company entered into an office maintenance service agreement with National Science and Technology Development Agency, the service agreement expires on the same date as the lease agreement. The annual service fee is approximately $21,000 per year.

The Company has shared office space in New York City, located at 55 Broad Street, 28th Floor, New York, NY 10004. The annual rent for this location is currently being gifted to the Company.

NOTE 10 – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001. As of December 31, 2015 and 2014, there were 5,000,000 and 0 preferred shares issued and outstanding, respectively. The Company’s Board of Directors is authorized by the articles of incorporation to divide the authorized shares of preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company’s Board of Directors is also authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

On October 13, 2015, the Company filed a Certificate of Designation which set forth the rights, preferences and privileges for a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. The Company authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred Stock are convertible at a one to one ratio into shares of common stock. On October 13, 2015, the Company issued 4,000,000 shares of Series A Convertible Preferred Stock to Paul Giles, Chief Executive Officer, and 1,000,000 shares of Series A Convertible Preferred Stock to Chris Ziomkowski, Chief Technical Officer, as compensation for services rendered to the Company. The Company valued these shares based on the conversion feature and the fair value of these shares on the date of issuance was $13,500.

Common Stock

During the year ended December 31, 2015, the Company issued $571,409,776 shares of common stock at a fair value of $2,580,397 to settle convertible notes in the amount of $1,045,834, accrued interest of $54,847 and derivative liabilities of $1,427,518. The Company recorded a loss on the settlement of debt of $52,198.

During the year ended December 31, 2014, the Company issued 17,336,055 shares of common stock for the conversion notes payable and accrued interest and derivative liability in the amount of $268,696.

World Moto, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

NOTE 11 – WARRANTS

On August 19, 2015, the Company issued warrants to purchase an aggregate of 12,344,002 shares of the Company’s common stock to its placement agent for completed securities offerings. The warrants have a term of 5 years and exercise prices ranging from $0.003 to $0.10 per share. The warrants meet the criteria for classification as a derivative liability, with a grant date fair value of $9,056. During the year ended December 31, 2015, the Company recorded a gain on the change in fair value of the derivative liability of $6,857.

A summary of the changes in the Company’s common share purchase warrants for the year ended December 31, 2015 is presented below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Expected Life

Balance, December 31, 2014	-	-	-
Issued	12,344,002	$0.014	5
Balance, December 31, 2015	12,344,002	$0.014	4.59

NOTE 12 – SUBSEQUENT EVENTS

During January and February 2016, the Company entered into three convertible notes for an aggregate principal amount of $117,602. The notes are convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The notes earn an interest rate equal to 8% or 10% per annum and mature one year from date of issuance.

During February and March 2016, the Company entered into three convertible notes for an aggregate principal amount of $105,750 with a $10,500 original issue discount. The notes are convertible at 48% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The notes earn an interest rate equal to 10% per annum and matures in one year from date of issuance.

During January 2016, the Company entered into two convertible notes for an aggregate principal amount of $118,397 to repay two convertible notes and accrued interest discussed in Note 6(i) and Note 6(j). The notes are convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The notes earn an interest rate equal to 8% or 10% per annum and mature one year from date of issuance.

Subsequent to December 31, 2015, the Company issued 523,366,065 shares to settle convertible notes payable of $69,476 and accrued interest of $521.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MOTO, INC.
(Registrant)

Date: November 10, 2016	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer and
President (Principal Executive
Officer)

Date: November 10, 2016	By:	/s/ Chris Ziomkowski
Chris Ziomkowski
Treasurer and Secretary (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Paul Giles	Chief Executive
Paul Giles	Officer, President and Director	November 10, 2016
(Principal Executive Officer)

/s/ Chris Ziomkowski	Treasurer and Secretary	November 10, 2016
Chris Ziomkowski	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Julpas Kruesopon	Director	November 10, 2016
Julpas Kruesopon