Form 10-Q
period 2016-03-31
World Moto, Inc.
filed 2017-02-21
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2017
Common stock, $.0001 par value	1,490,145,045

World Moto, Inc.

Form 10-Q
For the Three Months Ended March 31, 2016

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on November 14, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

World Moto, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$36,800	$14,772
Prepaid expenses and other current assets	16,103	15,588

Total current assets	52,903	30,360

Property and equipment, net of accumulated depreciation	26,346	28,106
Other assets	10,344	10,077

TOTAL ASSETS	$89,593	$68,543

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$558,334	$524,792
Convertible notes payable, net of discount of $381,427 and $140,561, respectively, and net of deferred financing costs of $23,125 and $5,651, respectively	220,749	271,810
Derivative note liabilities	702,358	611,793
Short-term debt – related party	19,001	29,612
Unearned revenues	56,985	56,160

Total current liabilities	1,557,427	1,494,167

Long term convertible notes payable, net of discount of $276,591 and $402,754, respectively, and net of deferred financing costs of $17,517 and $20,090 respectively	8,759	4,859
Long-term derivative liabilities	282,317	442,915

Total liabilities	1,848,503	1,941,941

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	500	500
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 1,384,237,670 and 966,778,980 shares issued and outstanding, respectively	138,423	96,678
Additional paid-in capital	4,656,266	4,288,698
Accumulated deficit	(6,529,689)	(6,235,125)
Other comprehensive loss	(24,410)	(24,149)
Total stockholders' deficit	(1,758,910)	(1,873,398)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89,593	$68,543

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Revenues	$-	$-

Operating expenses:
Research and development	54,159	102,825
General and administrative	90,712	99,249
Total operating expenses	144,871	202,074

Loss from operations	144,871	202,074

Other income/expense:
Interest expense	285,857	323,170
Other income	(5,900)	-
Change in fair value of derivative liabilities	(140,034)	352,807
Loss on settlement of debt	9,770	(70)
Total other expense	149,693	675,907

Net loss	$(294,564)	$(877,981)

Other comprehensive income (loss):
Foreign currency translations	(261)	(449)

Total comprehensive loss	$(294,825)	$(878,430)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	1,147,960,137	415,699,254

The accompanying notes are an integral part of these unaudited financial statements.

[Missing Graphic Reference]

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(294,564)	$(877,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,469	1,634
Fair value of derivative in excess of debts	20,583	161,264
Amortization of debt discount and deferred financing cost	251,742	160,011
Change in fair value of derivative liability	(140,034)	352,807
Gain on settlement of debt	9,770
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(492)	(14,223)
Inventory	-	(2,308)
Accounts payable and accrued expenses	36,600	26,280
Net cash used in operating activities	(113,926)	(192,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party debt	(10,611)
Payments on debt settlement	(75,778)
Proceeds from convertible notes, net of financing costs	222,778	137,023
Net cash provided by financing activities	136,389	137,023

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(435)	(449)

Net change in cash and cash equivalents	22,028	(55,942)
Cash and cash equivalent at beginning of the period	14,772	169,265

Cash and cash equivalent at end of the period	$36,800	$113,323

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of debt	$409,313	$234,355
Derivative liabilities from issurance of convertible debt	259,944	-
Reclassification of fair value of derivatives from liabilities to equity	-	251,597

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2015. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2016. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
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

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2016.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$984,675	$984,675

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectibility is reasonably assured.

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

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $6,529,689 as of March 31, 2016, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 10, 2014, the Company entered into a Fleet Franchise Agreement ("the Franchise Agreement") with Mobile Advertising Ventures, Ltd. ("MAV"). MAV paid the Company $21,985 for the right to utilize the Yes software and all other trademarks of the Company, including but not limited to "Yes", "World Moto" and "Wheelies" (collectively, the "Marks") in the Federal Territory of Kuala Lumpur, Malaysia. Initial training has been completed for the Franchisee; however, the Franchisee has not begun operations. This revenue will be reclassified as earned when MAV completes its first sale using the Yes software.

NOTE 4 – RELATED PARTY TRANSACTIONS

At March 31, 2016 and December 31, 2015, the Company has short-term debt of $19,001 and $29,612, respectively, due to one of its majority shareholders. During the quarter ended March 31, 2016, the Company repaid $10,611 of the related party debt.  During the quarter ended March 31, 2016, the Company repaid $0 of related party debt. The loan is accruing interest at a rate of 0%.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 11, 2016, the Company entered into a convertible notes with Union Capital for an aggregate principal amount of $31,639, to settle the convertible note and accrued interest of the Vis Vires Note #1 dated July 10, 2015.

The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $31,639, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $32,832 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Vis Vires note was $71,576.

On January 11, 2016, the Company entered into a second convertible note with Union Capital for an aggregate principal amount of $31,639 to settle the convertible note and accrued interest of the Vis Vires Note #1 dated July 10, 2015.

The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $31,639, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $32,831 at the issuance date.

On January 11, 2016, the Company entered into a third convertible note with Union Capital for an aggregate principal amount of $71,631 to settle the convertible note and accrued interest of the Vis Vires Group #1 dated July 10, 2015.

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $67,800, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $67,800 at the issuance date.

On January 25, 2016, the Company entered into a fourth convertible note with Union Capital for an aggregate principal amount of $25,963.

The note earns an interest rate equal to 8% per annum and matures on January 25, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $25,322, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $25,322 at the issuance date.

On January 25, 2016, the Company entered into a fifth convertible note with Union Capital for an aggregate principal amount of $46,765 to settle for the convertible note and accrued interest of the Vis Vires Group dated July 27, 2015.

The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $41,292, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $41,292 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Vis Vires Group note was $38,880.

On February 1, 2016, the Company entered into a sixth convertible note with Union Capital for an aggregate principal amount of $60,000.

The note earns an interest rate equal to 8% per annum and matures on February 1, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $55,884, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $55,884 at the issuance date.

On February 19, 2016, the Company entered into a convertible note with GW Holding Group Note #1 for an aggregate principal amount of $38,000.

The note earns an interest rate equal to 10% per annum and matures on February 19, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $38,000, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $43,582 at the issuance date.

On March 30, 2016, the Company entered into a second convertible note with GW Holding Group Note #2 for an aggregate principal amount of $30,000.

The note earns an interest rate equal to 10% per annum and matures on March 30, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $30,000, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $34,616 at the issuance date.

On March 30, 2016, the Company entered into a convertible note with Union Capital Backend Note #14 for an aggregate principal amount of $66,750, as of March 30, 2016, the Company only received $35,000 cash for the note.

The note earns an interest rate equal to 8% per annum and matures on March 31, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $33,877, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $33,877 at the issuance date.

As summary of value changes to the notes for the three months ended March 31, 2016 is as follows:

Carrying value of Convertible Notes at December 31, 2015	$276,669
Additional principal	256,637
Total principal	533,306
Less: conversion of principal	(174,194)
Less: discount related to fair value of the embedded conversion feature	(348,545)
Less: deferred financing cost related to debt issuances	(25,801)
Less: discount related to original issue discount	(7,000)
Add: amortization of deferred financing cost	10,900
Add: amortization of discount	240,842
Carrying value of Convertible Notes at March 31, 2016	$229,508
Less: short-term portion	(220,749)
Long-term convertible notes payable	$8,759

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
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

The derivative instruments were valued at loan origination date, date of debt conversion and at March 31, 2016, The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:

	December 31,	New	March 31,
	2015	Issuances	2016

Shares of common stock issuable upon exercise of debt	998,958,397	13,615,794	34,984,114
Estimated market value of common stock on measurement date	0.0014 - 0.05	$0.02-0.0261	$0.0196
Exercise price	0.0007 – 0.1	$0.009 - 0.03	$0.0004 - 0.0014
Risk free interest rate (1)	0.04% - 0.25%	0.25%	0.05% - 0.25%
Expected dividend yield (2)	0.00%	0.00%	0.00%
Expected volatility (3)	61.54% - 105%	119.11% - 125.57%	207% - 223%
Expected exercise term in years (4)	0.25 - 1.00	0.75	0.08 - 1.00

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.

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

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended March 31, 2016 is summarized as:

Fair value of derivatives December 31, 2015	$1,054,708
New issuances	258,580
Conversion of derivative liabilities	(188,579)
Change in fair value of derivative liabilities	(140,034)
Fair value of derivative liabilities at March 31, 2016	$984,675

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 7 – EQUITY TRANSACTIONS

During the three months ended March 31, 2016, the Company issued 417,458,690 shares of common stock for the conversion of notes payable and accrued interest in the amount of $409,314. The Company also recorded $367,568 as increase in additional paid-in capital from derivative liability as a result of the conversions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2016, the company ceased making lease payments to the National Science and Technology Development Agency.  The Company does not have any outstanding lease payments obligation to National Science Technology Development Agency. The Company is currently negotiating a new office space lease.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued 105,907,375 shares for conversion $25,418 of convertible notes and payable accrued interests.

On May 20, 2016, the Company entered into a convertible note with GW Holding Group, Note #3 for an aggregate principal amount of $37,050.

The note earns an interest rate equal to 10% per annum and matures on May 20, 2017. The note is convertible at 48% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $37,050, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $64,876 at the issuance date.

On May 20, 2016, the Company entered into a convertible back-end note with GW Holding Group, Note #4 for an aggregate principal amount of $37,050.

The note earns an interest rate equal to 10% per annum and matures on May 20, 2017. The note is convertible at 48% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The Company determined that the fair value of the conversion feature was $64,876 at the issuance date.  This note is collateralized by $37,050 promissory note to the company dated May 20, 2017. On June 24, 2016, the Company received the first disbursement of $10,000 of the convertible back-end note with GW Holding Group, Note #4.

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

As of December 31, 2015, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars. In March 2016, we released most of its research and development staff in order to save cost and concentrate on production. As of March 31, 2016, WM Co. Thailand retains 2 employees.

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

Moto-Meter

Estimated
Description	Expenses

Engineering	$15,000
Additional Prototyping and Mechanical Construction	$5,000
Sales Training and Support	$5,000
Production Tooling and NRE Charges	$15,000
Development of Production Test Fixtures	$7,000
Licensing and Certification	$20,000
Components for Further Production	$70,000
Training and Equipment	$10,000

Total	$147,000

Wheelies

Estimated
Description	Expenses

Maintenance and Support	$3,000

Total	$3,000

Yes

Estimated
Description	Expenses

Continued Development of Handset Application	$15,000
Continued Development of Agent Handset Application	$15,000
Establishment of Customer Service Center	$2,000
Initial Awareness Campaign	$3,000

Total	$35,000

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

Results of Operations

Comparison of three-month periods ended March 31, 2016 and 2015

Revenue

We have generated no revenues for the three month periods ended March 31, 2016 and 2015.

Expenses

General and administration expenses for the three-month period ended March 31, 2016, amounted to $90,712, compared to $99,249 during the three-month period ended March 31, 2015. The Company incurred more operating expense during 2016.

R&D expenses for the three-month period ended March 31, 2016, amounted to $54,159, compared to $102,825 during the three-month period ended March 31, 2015. The Company’s R&D department in Thailand was reduced to two employees therefore we incurred less R&D expense during 2016.

Other expense for the three-months period ended March 31, 2016 amounted to $149,693, compared to $675,907 during the three-month period ended March 31, 2015.  The decrease is primarily due to the loss on the fair value of the derivatives and reduction in interest expense.

Net Loss

For the three-month period ended March 31, 2016, we incurred a net loss of $294,564, compared to a net loss of $877,981 for the three-month period ended March 31, 2015. The decrease is primarily due to the decrease in interest expense and loss on the fair value of the derivatives.

Liquidity and Capital Resources

As of March 31, 2016, we have $52,903 in current assets and $1,557,427 in current liabilities. Our total assets were $89,593 and our total liabilities were $1,848,503. We had $36,800 in cash and our working capital deficit was $1,467,834.

Cash Flows:

	For the three months ended
	March 31,
	2016	2015
Cash Flows from Operating Activities	$(113,926)	$(192,516)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	136,389	137,023
Effects of Currency Translations	(435)	(449)
Net decrease in cash	$22,028	$(55,942)

On January 11, 2016, the Company entered into a convertible notes with Union Capital for an aggregate principal amount of $31,639, to settle for the convertible note and accrued interest of the Vis Vires Note #1 dated July 10, 2015.

The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $31,639, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $32,832 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Vis Vires note was $71,576.

On January 11, 2016, the Company entered into another convertible note with Union Capital for an aggregate principal amount of $31,639 to settle for the convertible note and accrued interest of the Vis Vires Note #1 dated July 10, 2015.

The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $31,639, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $32,831 at the issuance date.

On January 11, 2016, the Company entered into a third convertible note with Union Capital for an aggregate principal amount of $71,631 to settle for the convertible note and accrued interest of the Vis Vires Group #1 dated July 10, 2015.

The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $67,800, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $67,800 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Vis Vires note was $71,576.

On January 25, 2016, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $25,963.

The note earns an interest rate equal to 8% per annum and matures on January 25, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $25,322, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $25,322 at the issuance date.

On January 25, 2016, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $46,765 to settle for the convertible note and accrued interest of the Vis Vires Group dated July 27, 2015.

The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $41,292, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $41,292 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Vis Vires Group note was $38,880.

On February 1, 2016, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $60,000.

The note earns an interest rate equal to 8% per annum and matures on February 1, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $55,884, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $55,884 at the issuance date.

On February 19, 2016, the Company entered into a convertible note with GW Holding Group Note #1 for an aggregate principal amount of $38,000.

The note earns an interest rate equal to 10% per annum and matures on February 19, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $38,000, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $43,582 at the issuance date.

On March 30, 2016, the Company entered into a convertible note with GW Holding Group Note #2 for an aggregate principal amount of $30,000.

The note earns an interest rate equal to 10% per annum and matures on March 30, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $30,000, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $34,616 at the issuance date.

On March 30, 2016, the Company entered into a convertible note with Union Capital Backend Note #14 for an aggregate principal amount of $66,750. As of March 30, 2016, the Company received total of $35,000 for the note.

The note earns an interest rate equal to 8% per annum and matures on March 31, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $33,877, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $33,877 at the issuance date.

Given our cash position of $36,800 as of March 31, 2016, and the proceeds from the equity financings, management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements.

We have incurred an accumulated loss of $6,529,689 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2015 and 2014, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Additionally, our ability to raise additional capital may be limited due to the grant of a security interest on all of the assets of the Company to secure the obligations under the convertible debentures issued on January 25, 2016, February 1, 2016, February 16, 2016 and the convertible debentures issued on March 30, 2016. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and distribution expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and distribution of our products.

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

Collectability Is Reasonably Assured - The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

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

As of the quarterly period ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended March 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2016, the Company entered into a convertible notes with Union Capital for an aggregate principal amount of $31,639, to settle for the convertible note and accrued interest of the Vis Vires Note #1 dated July 10, 2015.

On January 11, 2016, the Company entered into another convertible note with Union Capital for an aggregate principal amount of $31,639 to settle for the convertible note and accrued interest of the Vis Vires Note #1 dated July 10, 2015.

On January 11, 2016, the Company entered into a third convertible note with Union Capital for an aggregate principal amount of $71,639 to settle for the convertible note and accrued interest of the Vis Vires Group #1 dated July 2015.

On January 25, 2016, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $25,963.

On January 25, 2016, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $46,765 to settle for the convertible note and accrued interest of the Vis Vires Group dated July 27, 2015.

On February 1, 2016, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $60,000.

On February 19, 2016, the Company entered into a convertible note with GW Holding Group Note #1 for an aggregate principal amount of $38,000.

On March 30, 2016, the Company entered into a convertible note with GW Holding Group Note #2 for an aggregate principal amount of $30,000.

On March 30, 2016, the Company entered into a convertible note with Union Capital Backend Note #14 for an aggregate principal amount of $66,750.

These issuances of the convertible promissory notes were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

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

WORLD MOTO, INC.

Dated: February 21, 2017	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer (Principal Executive Officer)

Dated: February 21, 2017	By:	/s/ Chris Ziomkowski
Chris Ziomkowski
Treasurer (Principal Financial Officer and Principal
Accounting Officer)