Form 10-Q
period 2016-06-30
World Moto, Inc.
filed 2017-04-03
CIK 1492151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 18, 2017
Common stock, $.0001 par value	1,490,145,045

World Moto, Inc.

Form 10-Q

For the Six Months Ended June 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

World Moto, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,696	$14,772
Prepaid expenses and other current assets	21,545	15,588
Total current assets	23,241	30,360

Property and equipment, net of accumulated depreciation	24,270	28,106
Other assets	10,326	10,077

TOTAL ASSETS	$57,837	$68,543

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$540,319	$524,792
Convertible notes payable, net of discount of $396,351 and $140,561, respectively, and net of deferred financing costs of $17,633 and $5,651, respectively	279,612	271,810
Derivative note liabilities	1,205,323	611,793
Short-term debt – related party	18,370	29,612
Unearned revenues	56,928	56,160
Total current liabilities	2,100,552	1,494,167

Long term convertible notes payable, net of discount of $249,597 and $402,754, respectively, and net of deferred financing costs of $14,899 and $20,090 respectively	13,450	4,859
Long-term derivative liabilities	402,883	442,915

Total liabilities	2,516,885	1,941,941

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 1,490,145,045 and 966,778,980 shares issued and outstanding, respectively	149,014	96,678
Additional paid-in capital	4,734,819	4,288,698
Accumulated deficit	(7,318,920)	(6,235,125)
Other comprehensive loss	(24,461)	(24,149)
Total stockholders' deficit	(2,459,048)	(1,873,398)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,837	$68,543

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$–	$–	$–	$–

Operating expenses
Research & development	29,236	121,649	83,395	224,474
General and administrative	68,261	256,065	158,973	355,315
Total operating expense	97,497	377,714	242,368	579,789

Loss from operations	(97,497)	(377,714)	(242,368)	(579,789)
Other income (expense):
Interest expense	(141,069)	(519,979)	(426,926)	(843,149)
Other income	354	–	6,254	–
Change in fair value of derivative liabilities	(537,098)	547,608	(397,064)	194,801
Loss on debt settlement	(13,921)		(23,691)
Foreign exchange (gain) loss	-	(8,706)	-	(9,155)
Total other income (expense)	(691,734)	18,923	(841,427)	(657,503)
Net loss	$(789,231)	$(358,791)	$(1,083,795)	$(1,237,292)

Other comprehensive income (loss):
Foreign currency translations	(51)	(8,706)	(312)	(9,155)
Comprehensive loss	$(789,282)	$(367,497)	$(1,084,107)	$(1,246,447)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	1,315,100,620	459,543,354	1,135,100,620	437,598,000

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,083,795)	$(1,237,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,483	4,222
Fair value of derivative in excess of debts	67,711	282,849
Amortization of debt discount and deferred financing cost	338,616	513,253
Change in fair value of derivative liability	397,064	(194,801)
Loss on settlement of debt	23,691
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,935)	(889)
Inventory	-	(2,189)
Accounts payable and accrued expenses	31,993	219,274
Net cash used in operating activities	(226,172)	(415,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party debt	(17,346)
Payment on debt settlement	(49,139)
Proceeds from related party advance	6,104	13,490
Proceeds from convertible notes, net of financing costs	273,789	244,169
Net cash provided by financing activities	213,408	257,659

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(312)	(9,155)

Net change in cash and cash equivalents	(13,076)	(167,069)
Cash and cash equivalent at beginning of the period	14,772	169,265

Cash and cash equivalent at end of the period	$1,696	$2,196

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of debt	$413,187	$625,870
Derivative liabilities from issuance of convertible debt	$369,903	-
Debt issued for non-cash	$36,746
Fair value of conversion feature of convertible debt classified as derivative liabilities	-	278,044
Reclassification of fair value of derivatives from liabilities to equity	-	727,857

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

The Company designs, manufactures, markets and sells Moto-Meter products and services that include Moto-Meter and its related smartphone application, the Yes service and HailYes™ app, and Wheelies. The Company seek to address the need for fare metering and mobile commerce for motor scooters and motorcycle taxis. The use of these taxis is increasingly common in the developing world. The Company planned products, however, will have increased functionalities over a standard fare meter commonly used in an enclosed taxicab.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2016.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$1,608,206	$1,608,206

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectibility is reasonably assured.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $7,318,920 as of June 30, 2016, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 10, 2014, the Company entered into a Fleet Franchise Agreement ("the Franchise Agreement") with Mobile Advertising Ventures, Ltd. ("MAV"). MAV paid the Company $21,928 for the right to utilize the Yes software and all other trademarks of the Company, including but not limited to "Yes", "World Moto" and "Wheelies" (collectively, the "Marks") in the Federal Territory of Kuala Lumpur, Malaysia. Initial training has been completed for the Franchisee; however, the Franchisee has not begun operations. This revenue will be reclassified as earned when MAV completes its first sale using the Yes software.

NOTE 4 – RELATED PARTY TRANSACTIONS

At June 30, 2016 and December 31, 2015, the Company has short-term debt of $18,370 and $29,612, respectively, due to one of its majority shareholders. During the six months ended June 30, 2016, the Company repaid $17,346 of the related party debt and received proceeds of $6,104. During the six months ended June 30, 2015, the Company repaid $0 of related party debt. The loan is accruing interest at a rate of 0%.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 11, 2016, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $31,639, to settle the convertible note and accrued interest of the Vis Vires Note #1 dated July 10, 2015.

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

On January 11, 2016, the Company entered into a second convertible note with Union Capital for an aggregate principal amount of $71,631 to settle for the convertible note and accrued interest of the Vis Vires Group #1 dated July 10, 2015.

The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $67,800, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $67,800 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Vis Vires Group note was $71,576.

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

On January 25, 2016, the Company entered into a third convertible note with Union Capital for an aggregate principal amount of $25,963.

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

On January 25, 2016, the Company entered into a fourth convertible note with Union Capital for an aggregate principal amount of $46,765 to settle for the convertible note and accrued interest of the Vis Vires Group dated July 27, 2015.

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

On February 1, 2016, the Company entered into a fifth convertible note with Union Capital for an aggregate principal amount of $60,000.

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

The note earns an interest rate equal to 10% per annum and matures on March 30, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $30,000, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $35,616 at the issuance date.

On March 30, 2016, the Company entered into a sixth convertible note with Union Capital Backend Note #14 for an aggregate principal amount of $66,750.

The note earns an interest rate equal to 8% per annum and matures on March 31, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $64,609, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $64,609 at the issuance date.

On May 20, 2016, the Company entered into a third convertible note with GW Holding Group, Note #3 for an aggregate principal amount of $37,050.

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

On January 11, 2016 the company entered into a backend convertible note with Union Capital, Union Capital Note #8. On May 23, 2016, the company received the first disbursement #1 of the note in the amount of $10,188.

The first disbursement earns an interest rate equal to 8% per annum and matures on May 23, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $10,188, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $14,630 at the issuance date.

On June 24, 2016, the Company received second and third disbursements #2 & #3 of the backend convertible note, Union Capital note #8 in the amount of $10,000.

The disbursement #2 & #3 earns an interest rate equal to 8% per annum and matures on June 24, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $10,000, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $14,281 at the issuance date.

On May 20, 2016, the Company entered into a backend convertible note with GW Holding Group, Note #4 for an aggregate principal amount of $37,050. On June 24, 2016 The Company received the first disbursement #1 of this note in the amount of $10,945.

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The disbursement earns an interest rate equal to 10% per annum and matures on June 24, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $10,945, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $18,271 at the issuance date.

As summary of value changes to the notes for the six months ended June 30, 2016 is as follows:

Carrying value of Convertible Notes at December 31, 2015	$276,669
Additional principal	324,932
Total principal	601,601
Less: conversion of principal	(199,114)
Less: discount related to fair value of the embedded conversion feature	(411,284)
Less: deferred financing cost related to debt issuances	(25,302)
Less: discount related to original issue discount	(11,445)
Add: amortization of deferred financing cost	18,510
Add: amortization of discount	320,106
Carrying value of Convertible Notes at June 30, 2016	$293,073
Less: short-term portion	279,612
Long-term convertible notes payable	$13,450

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

The derivative instruments were valued at loan origination date, date of debt conversion and at June 30, 2016, The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:

	December 31,	New	June 30,
	2015	Issuances	2016

Shares of common stock issuable upon exercise of debt	998,958,397	13,615,794	34,984,114
Estimated market value of common stock on measurement date	0.0014 - 0.05	$0.02-0.0261	$0.0196
Exercise price	0.0007 – 0.1	$0.009 - 0.03	$0.0004 - 0.0014
Risk free interest rate (1)	0.04% - 0.25%	0.25%	0.05% - 0.25%
Expected dividend yield (2)	0.00%	0.00%	0.00%
Expected volatility (3)	61.54% - 105%	119.11% - 125.57%	207% - 223%
Expected exercise term in years (4)	0.25 - 1.00	0.75	0.08 - 1.00

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.
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

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The change in fair values of the derivative liabilities related to the Convertible Notes for the six months ended June 30, 2016 is summarized as:

Fair value of derivatives December 31, 2015	$1,054,708
New issuances	369,903
Conversion and replacement of derivative liabilities	(213,469)
Change in fair value of derivative liabilities	397,064
Fair value of derivative liabilities at June 30, 2016	$1,608,206

NOTE 7 – EQUITY TRANSACTIONS

During the six months ended June 30, 2016, the Company issued 523,366,065 shares of common stock for the conversion of notes payable and accrued interest in the amount of $498,458. The Company recorded $446,121 as increase in additional paid-in capital as a result of the conversions.

NOTE 8 – SUBSEQUENT EVENTS

On August 11, 2016, the Company received the second disbursement #2 of the May 20, 2016 GW Holdings Group Backend Note #4 in the amount of $5,746.

The disbursement earns an interest rate equal to 10% per annum and matures on August 11, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $5,746, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $6,074 at the issuance date.

On August 11, 2016, the Company received the forth disbursement #4 of the May 23, 2016 Union Capital note in the amount of $5,250.

The fourth disbursement earns an interest rate equal to 8% per annum and matures on August 11, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $4,782, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $4,782 at the issuance date.

On September 1, 2016, the Company received the third disbursement #3 of the May 20, 2016 GW Holdings Group Backend Note #4 in the amount of $2,939.

The disbursement earns an interest rate equal to 10% per annum and matures on September 1, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $2,939, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $3,029 at the issuance date.

On September 1, 2016, the Company received the fifth disbursement #5 of the May 23, 2016 Union Capital note in the amount of $2,685.

The fourth disbursement earns an interest rate equal to 8% per annum and matures on September 1, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $2,685, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $2,685 at the issuance date.

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

As of December 31, 2015, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product previously known as Circulars. In March 2016, we released most of its research and development staff in order to save cost and concentrate on production. As of June 30, 2016, WM Co. Thailand retains no employees.

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

As an element of mobile commerce, we have introduced “Yes,” a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service has been going through testing and was launched on March 9, 2015 in Bangkok, Thailand. We are currently exploring new markets for Yes™ with the intent of expanding beyond Thailand in the fourth quarter of 2017..

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

On December 2, 2013, World Moto Co. Thailand entered into a Purchase and Licensing Agreement (the “PL Agreement”) with Mobile Advertising Ventures Ltd. (“MAV”). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial “Wheelies” from World Moto Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. World Moto Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. This sale has not be completed as of June 30, 2016.

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

Moto-Meter

Estimated
Expenses	Description

Engineering	$15,000
Additional Prototyping and Mechanical Construction	$5,000
Sales Training and Support	$5,000
Production Tooling and NRE Charges	$15,000
Development of Production Test Fixtures	$7,000
Licensing and Certification	$20,000
Components for Initial Production	$70,000
Training and Equipment	$10,000
Total	$147,000

Wheelies

Estimated
Description	Expenses

Maintenance and Support	$3,000
Total	$3,000

Yes

Estimated
Description	Expenses

Continued Development of Handset Application	$15,000
Continued Development of Agent Handset Application	$15,000
Establishment of Customer Service Center	$2,000
Initial Awareness Campaign	$3,000
Total	$35,000

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

Results of Operations

Comparison of three-month period ended June 30, 2016 and 2015

Revenue

We have generated no revenues for the three month periods ended June 30, 2016 and 2015.

Expenses

General and administration expenses for the three-month period ended June 30, 2016, amounted to $68,261, compared to $256,065 during the three-month period ended June 30, 2015. The Company incurred less operating expense during 2016.

R&D expenses for the three-month period ended June 30, 2016, amounted to $29,236, compared to $121,649 during the three-month period ended June 30, 2015. The Company’s R&D department was reduced employees and therefore the company incurred less R&D expense in 2016.

Other expense for the three-month period ended June 30, 2016 amounted to $691,734, compared to other income of $18,923 during the three-month period ended June 30, 2015.  The increase in other expense is primarily due an increase loss on the fair value of the derivatives in the amount $537,098.

Net Loss

For the three-month period ended June 30, 2016, we incurred a net loss of $789,231, compared to a net loss of $358,791 for the three-month period ended June 30, 2015. The increase is primarily due to the increase loss on the fair value of the derivatives in the amount $537,098.

Comparison of six-month period ended June 30, 2016 and 2015

Revenue

We have generated no revenues for the six month periods ended June 30, 2016 and 2015.

Expenses

General and administration expenses for the six-month period ended June 30, 2016, amounted to $158,973, compared to $355,315 during the six-month period ended June 30, 2015. The Company incurred less operating expense during 2016.

R&D expenses for the six-month period ended June 30, 2016, amounted to $83,395, compared to $224,474 during the six-month period ended June 30, 2015. The Company’s R&D department was reduced employees and therefore the company incurred less R&D expense in 2016.

Other expense for the six-month period ended June 30, 2016 amounted to $841,427, compared to $657,503 during the six-month period ended June 30, 2015.  The increase is primarily due to the increase loss on the fair value of the derivatives.

Net Loss

For the six-month period ended June 30, 2016, we incurred a net loss of $1,083,795, compared to a net loss of $1,237,292 for the six-month period ended June 30, 2015. The decrease is primarily due to a decrease in operating expenses of $337,421 and decrease in interest expense of $416,223.

Liquidity and Capital Resources

As of June 30, 2016, we have $23,241 in current assets and $2,100,552 in current liabilities. Our total assets were $57,837 and our total liabilities were $2,516,885. We had $1,696 in cash and our working capital deficit was $2,077,311.

Cash Flows:

	For the six months ended
	June 30,
	2016	2015
Cash Flows from Operating Activities	$(226,172)	$(415,573)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	213,408	257,659
Effects of Currency Translations	(312)	(9,155)
Net decrease in cash	$(13,076)	$(167,069)

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

On January 11, 2016, the Company entered into a second convertible note with Union Capital for an aggregate principal amount of $71,631 to settle for the convertible note and accrued interest of the Vis Vires Group #1 dated July 10, 2015.

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

On January 25, 2016, the Company entered into a third convertible note with Union Capital for an aggregate principal amount of $25,963.

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

On January 25, 2016, the Company entered into a forth convertible note with Union Capital for an aggregate principal amount of $46,765 to settle for the convertible note and accrued interest of the Vis Vires Group dated July 27, 2015.

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

On February 1, 2016, the Company entered into a fifth convertible note with Union Capital for an aggregate principal amount of $60,000.

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

On March 30, 2016, the Company entered into a sixth convertible note with Union Capital Backend Note #14 for an aggregate principal amount of $66,750.

The note earns an interest rate equal to 8% per annum and matures on March 31, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $64,609, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $64,609 at the issuance date.

On May 20, 2016, the Company entered into a third convertible note with GW Holding Group, Note #3 for an aggregate principal amount of $37,050.

The note earns an interest rate equal to 10% per annum and matures on May 20, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $64,876, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $64,876 at the issuance date.

On January 11, 2016 the company entered into a backend convertible note with Union Capital, Union Capital Note #8. On May 23, 2016, the company received the first disbursement #1 of the note in the amount of $10,188.

The first disbursement earns an interest rate equal to 8% per annum and matures on May 23, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $10,188, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $14,630 at the issuance date.

On May 20, 2016, the Company entered into a backend convertible note with GW Holding Group, Note #4, for an aggregate principal amount of $37,050.  On June 24, 2016, the company received the first disbursement #1 of this note in the amount of $10,945.

The disbursement earns an interest rate equal to 10% per annum and matures on June 24, 2017. The note is convertible at 52% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $10,945, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $18,271 at the issuance date.

On June 24, 2016, the Company received the second and the third disbursement #2 & #3 of the May 20, 2016 Union Capital note in the amount total of $10,000.

The disbursement #2 & #3 earns an interest rate equal to 8% per annum and matures on June 24, 2017. The note is convertible at 60% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $10,000, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $14,281 at the issuance date.

Given our cash position of $1,696 as of June 30, 2016, and the proceeds from the equity financings, management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements.

We have incurred an accumulated loss of $7,318,920 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2015 and 2014, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Additionally, our ability to raise additional capital may be limited due to the grant of a security interest on all of the assets of the Company to secure the obligations under the convertible debentures issued on January 11, 2016, January 25, 2016, February 1, 2016, February 19, 2016, March 30, 2016, May 20, 2016, May 23, 2016, and convertible debenture issued on June 24, 2016. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and distribution expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and distribution of our products.

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

As of the quarterly period ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended June 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 20, 2016, the Company entered into a third convertible note with GW Holding Group, Note #3 for an aggregate principal amount of $37,050.

On January 11, 2016 the company entered into a backend convertible note with Union Capital, Union Capital Note #8. On May 23, 2016, the company received the first disbursement #1 of the note in the amount of $10,188.

On May 20, 2016, the Company entered into a backend convertible note with GW Holding Group, Note #4, for an aggregate principal amount of $37,050.  On June 24, 2016, the company received the first disbursement #1 of this note in the amount of $10,945.

On June 24, 2016, the Company received the second and the third disbursement #2 & #3 of the May 20, 2016 Union Capital note in the amount total of $10,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.
3.1	Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2015).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on June 25, 2010).
10.1	Securities Purchase Agreement, dated March 5, 2015, between the Company and Redwood Management, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2015)
10.2	Convertible Promissory Note, dated March 26, 2015, between the Company and Macallan Partners, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MOTO, INC.

Dated: April 3, 2017	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer (Principal Executive Officer)

Dated: April 3, 2017	By:	/s/ Chris Ziomkowski
Chris Ziomkowski
Treasurer (Principal Financial Officer and Principal
Accounting Officer)