Form 10-Q
period 2016-09-30
World Moto, Inc.
filed 2017-09-07
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
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
 [X] Yes      [   ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller Reporting company

(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 [   ] Yes      [X] No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 11, 2017
Common stock, $.0001 par value	1,490,145,045

World Moto, Inc.
Form 10-Q
For the Six Months Ended September 30, 2016
FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on November 14, 2016.
As used in this Form 10-Q, "we," "us," and "our" refer to World Moto, Inc., which is also sometimes referred to as the "Company."
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

World Moto, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$18,711	$14,772
Prepaid expenses and other current assets	17,399	15,588
Inventories	9,885	-
Total current assets	45,995	30,360

Property and equipment, net of accumulated depreciation	13,757	28,106
Deposits	10,494	10,077

TOTAL ASSETS	$70,246	$68,543

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$518,506	$524,792
Convertible notes payable, net of discounts and deferred financing costs	460,429	271,810
Derivative liabilities	1,115,470	611,793
Short-term debt – related party	19,820	29,612
Unearned revenues	57,450	56,160
Total current liabilities	2,171,675	1,494,167

Long term convertible notes payable, net of discounts and deferred financing costs	-	4,859
Long-term derivative liabilities	-	442,915

Total liabilities	2,171,675	1,941,941

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized including 5,000,000 shares authorized as Series A Convertible preferred shares; 5,000,000 shares of Series A Convertible preferred shares issued and outstanding	500	500
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 1,490,145,045 and 966,778,980 shares issued and outstanding, respectively	149,014	96,678
Additional paid-in capital	4,644,818	4,288,698
Accumulated deficit	(6,870,612)	(6,235,125)
Other comprehensive loss	(25,149)	(24,149)
Total stockholders' deficit	(2,101,429)	(1,873,398)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,246	$68,543

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$–	$–	$–	$–

Operating expenses	125,914	330,554	257,648	910,344
Loss from operations	(125,914)	(330,554)	(257,648)	(910,344)

Other income (expense):
Interest expense	(25,981)	(845,186)	(479,652)	(1,688,335)
Other income	–	–	5,900	–
Change in fair value of derivative liabilities	464,678	(117,484)	61,235	77,317
Gain on debt settlement	-	107,974	34,678	107,974
Foreign exchange (gain) loss	-	2,837	-	(6,318)
Total other income (expense)	438,697	(851,859)	(377,839)	(1,509,362)

Net loss	312,783	(1,182,413)	(635,487)	(2,419,706)

Other comprehensive income (loss):
Foreign currency translations	687	2,267	(1,001)	(6,888)
Comprehensive loss	$313,470	$(1,180,146)	$(636,488)	$(2,426,594)

Net loss per common share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	1,420,305,845	532,648,145	1,272,035,128	491,009,507

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(635,487)	$(2,419,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,349	6,555
Non-cash interest expense on derivative liabilities	-	457,848
Fair value of derivative in excess of debts	172,550	-
Amortization of debt discount and deferred financing cost	423,623	1,006,648
Change in fair value of derivative liability	(52,263)	(77,317)
Gain on settlement of debt	(91,972)	(107,974)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,228)	(9,473)
Inventory	(9,885)	(4,174)
Unearned revenues	1,290	(3,191)
Accounts payable and accrued expenses	(6,286)	404,865
Net cash used in operating activities	(186,309)	(745,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of related party debt	(11,242)	(9,228)
Proceeds from related party debt	1,450	-
Proceeds from convertible notes, net of financing costs	201,040	619,430
Net cash provided by financing activities	191,248	610,202

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	(1,000)	(6,888)

Net change in cash and cash equivalents	3,939	(142,605)
Cash and cash equivalent at beginning of the period	14,772	169,265
Cash and cash equivalent at end of the period	$18,711	$26,660

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for:
Income tax	$-	$-
Interest	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of debt	$234,355	$869,811
Reclassification of fair value of derivatives from liabilities to equity	$251,597	$1,340,300
Fair value of debt conversion feature classified as a derivative liability	$-	$1,207,424

The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Notes to the Consolidated Financial Statements
 (Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
World Moto, Inc. (the "Company") was incorporated in the State of Nevada on March 24, 2008 under the name Net Profits Ten Inc. The original purpose of the Company was to market and distribute user-friendly interactive yearbook software for the military. The Company was reclassified as a shell company until the completion of its acquisition of the World Moto Assets, which was consummated on November 14, 2012, and discussed in Note 3. Effective November 12, 2012, the Company amended its Articles of Incorporation to change its name from "Net Profits Ten Inc." to "World Moto, Inc."
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
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2015. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2016. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.
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
Fair Value Measurement
The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on September 30, 2016:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$1,115,470	$1,115,470

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on December 31, 2015:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$1,054,708	$1,054,708

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
NOTE 2 – GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $6,870,612 as of September 30, 2016, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 3 – RELATED PARTY TRANSACTIONS
At September 30, 2016 and December 31, 2015, the Company has short-term debt of $19,820 and $29,612, respectively, due to one of its majority shareholders. During the nine months ended September 30, 2016, the Company repaid $11,241 of the related party debt.  During the six months ended June 30, 2015, the Company repaid $0 of related party debt. The loan is accruing interest at a rate of 0%.
NOTE 4 – CONVERTIBLE NOTES PAYABLE
The Company regularly issues notes payable which are convertible at a discount of the trading price of the Company's common stock. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging.
On December 11, 2014, the Company entered the second tranche Debentures (RM-DC Convertible Notes) with Redwood Management, LLC and Dominion Capital, LLC (the "Holder") in the aggregate principal amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder is guaranteed interest at the rate of 12% and the notes have a maturity date of December 11, 2015. The Company is obligated to make amortization payments beginning on the six-month anniversary of the issuance date of the Debentures and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty-five (25) trading days prior to the date of conversion.

On July 10, 2015, the Company entered a convertible note with the Vires Group for an aggregate principal amount of $69,000 with $4,000 in deferred financing costs for broker fees. The note earns an interest rate equal to 8% per annum and is due on April 30, 2016. The note is convertible any time after 180 days from issuance at 62% of the average of the lowest 3 trading prices of the Company's common stock during the 30 trading days prior to the conversion date.

On July 27, 2015, the Company entered a convertible note with LG Capital for an aggregate principal amount of $45,000 with $2,250 in deferred financing costs for broker fees. The note earns an interest rate equal to 8% per annum and matures on July 27, 2016. The note is convertible at 62% of the lowest trading price of the Company's common stock during the 15 trading days prior to the conversion date.

On August 31, 2015, the Company entered a convertible note with JMJ for an aggregate principal amount of $44,000 with a $4,000 original issue discount. The note earns an interest rate equal to 12% per annum and matures on August 31, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date.
The Company entered various convertible notes with Union Capital for the nine months ended September 30, 2016 for an aggregate principal amount of $334,395. The Company recorded debt discounts totaling $255,961, resulting from the bifurcation of the derivative liability and determined that the fair value of the conversion feature was $255,961 at the issuance date. The notes are convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion options qualify for derivative accounting under ASC 815-15, Derivatives and Hedging.
For the period from January 1, 2016 to September 30, 2016, the Company entered various convertible notes with h GW Holding Group Note #1 for an aggregate principal amount of $122,985.  The notes bear interest at 10% per annum and mature at various dates from March through September of 2017. The notes are convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to these notes, the Company recorded a debt discount of $169,086, resulting from the bifurcation of the derivative liability. The Company determined that the fair value of the conversion feature was 151,392 at the issuance date.

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
Convertible notes payable as of September 30, 2016 and December 31, 2015, consisted of the following:
Lender	Interest Rate	Issue Year	Maturity Year	Principal 2016	Principal 2015
Redwood and Dominion Capital	12%	2014	2015	$148,164	$191,522
Vires Group	8%	2015	2016	-	69,000
JMJ	12%	2015	2017	33,000	82,280
LG Capital	8%	2015	2017	-	45,000
Union Capital	8%	2015	2016	316,447	416,923
GW Holdings	10%	2015	2016	35,000	41,000
Union Capital	8%	2016	2017	330,872	-
GW Holdings	8%	2016	2017	118,934	-
Total principal				982,417	845,725
Less debt discount				(498,847)	(573,315)
Deferred financing costs				(23,141)	(25,741)
Net convertible debt				460,429	276,669
Current maturities				460,429	271,810
Long term convertible debt, net				$-	$4,859

As summary of value changes to the notes for the nine months ended September 30, 2016 is as follows:
Carrying value of Convertible Notes at December 31, 2015	$276,669
Additional principal	311,622
Total principal	588,291
Less: conversion carrying value of convertible notes	(193,834)
Less: discount related to fair value of the embedded conversion feature	(325,688)
Less: deferred financing cost related to debt issuances	(24,963)
Less: discount related to original issue discount	(7,000)
Add: amortization of deferred financing cost	48,791
Add: amortization of discount	374,832
Carrying value of Convertible Notes at September 30, 2016	$460,429

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
The derivative instruments were valued at loan origination date, date of debt conversion and at September 30, 2016, The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:
Description	December 31, 2015	New Issuances	September 30, 2016
Shares of common stock issuable upon exercise of debt	998,958,397	3,615,794	34,984,114
Estimated market value of common stock on measurement date	$0.0014-0.05	$0.02-.0261	$0.0196
Exercise price	$0.0007-0.1	$0.009-0.03	$0.0004.-0.0014
Risk free interest rate (1)	0.04-0.25%	0.25%	0.05-0.25%
Expected dividend yield (2)	0.00%	0.00%	0.00%
Expected volatility (3)	61.54-105%	119.11-125.57%	207-223%
Expected exercise term in years (4)	0.25-1.00	0.75	0.08-1.00

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.

(2)
The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

(3)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.
The change in fair values of the derivative liabilities related to the Convertible Notes for the nine months ended September 30, 2016 is summarized as:
Fair value of derivatives December 31, 2015	$1,054,708
New issuances	305,619
Conversion of derivative liabilities	(192,594)
Change in fair value of derivative liabilities	(52,263)
Fair value of derivative liabilities at September 30, 2016	$1,115,470

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 7 – EQUITY TRANSACTIONS
During the nine months ended September 30, 2016, the Company issued 523,366,065 shares of common stock for the conversion of notes payable and accrued interests in the amount of $408,456. The Company also recorded $356,120 as increase in additional paid-in capital from derivative liability as a result of the conversions.
NOTE 8 – SUBSEQUENT EVENTS
During January and April 2017, the Company entered into three convertible notes for an aggregate principal amount of $117,602. The notes are convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. The notes earn an interest rate equal to 8% or 10% per annum and mature one year from date of issuance.

Subsequent events have been evaluated through August 11, 2017, the date these financial statements were amiable to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
World Moto, Inc. was incorporated on March 24, 2008, in the State of Nevada under the name Net Profits Ten Inc. On November 8, 2012, we amended our Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 500,000,000 and our board of directors approved a stock dividend of 180 shares of common stock of the Company for each share of common stock issued and outstanding. Additionally, on November 12, 2012, we amended our Articles of Incorporation to change our name from "Net Profits Ten Inc." to "World Moto, Inc.", which name change became effective on November 15, 2012, upon approval from the Financial Industry Regulatory Authority ("FINRA"). On January 18, 2014, we amended our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 1,000,000,000. On April 9, 2015, we further amended our Articles of Incorporation to increase our authorized shares of common stock from 1,000,000,000 to 2,000,000,000.
On September 1, 2012, we entered in an Asset Purchase Agreement ("Agreement") with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand ("Old WM"), Chris Ziomkowski, the Chief Technical Officer of Old WM and Paul Giles, the Chief Executive Officer of Old WM. The Agreement was consummated on November 14, 2012. We purchased from Old WM substantially all of the intellectual property and certain other specific intellectual property assets related to Old WM's initial product, the Moto-Meter (the "Assets"), which includes three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, several URLs and trade-names and associated names related to the Moto-Meter and Old WM.
On January 30, 2013, we established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established, but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd. was organized under the laws of the Kingdom of Thailand. The name was later changed to World Moto Co., Ltd. ("WM Co. Thailand"). WM Co. Thailand is owned in its entirety by World Moto, Inc., World Moto Technologies, Inc. and World Moto Holdings, Inc. and represents our operating entity for the purposes of research and development in the Southeast Asia region.
As of June 30, 2016, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product.
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
As an element of mobile commerce, we have introduced "Yes," a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service has been going through testing and was launched on March 9, 2015 in Bangkok, Thailand. We expect Yes to go live in in the third quarter of 2015 in Kuala Lumpur, Malaysia. We also intend to launch Yes™ over the next 12 months in Cambodia.
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

In Thailand, we entered into a distribution agreement with Lucky Distributors, Ltd. ("Lucky"). Under the terms of this distribution agreement, Lucky has the non-exclusive right to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout Thailand and the surrounding border markets. Lucky is a national distribution company based in Thailand. It is also a preferred supplier for the Motorcycle Taxi Association of Thailand. We believe Lucky's reputation and relationship with the moto taxi community will help promote Moto-Meter in Thailand.
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
On December 2, 2013, World Moto Co. Thailand entered into a Purchase and Licensing Agreement (the "PL Agreement") with Mobile Advertising Ventures Ltd. ("MAV"). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial "Wheelies" from World Moto Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. World Moto Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. This sale will be completed during 2015.
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
Results of Operations
Comparison of three-month and nine-month periods ended September 30, 2016 and 2015
Revenue
We have generated no revenues for the nine month and nine-month period ended September 30, 2016 and 2015.
Expenses
General and administration expenses for the three-month period ended September 30, 2016, amounted to $125,914 compared to $330,554 during the three-month period ended September 30, 2015. General and administration expenses for the nine-month period ended September 30, 2016, amounted to $257,648 compared to $910,344 during the nine-month period ended September 30, 2015. The company's incurred less operating expenses in 2016.
R&D expenses for the three-month period ended September 30, 2016 amounted to $0  compared to $106,582 during the three-month period ended September 30, 2015. R&D expenses for the nine-month period ended September 30, 2016 amounted to $0 compared to $331,056 during the nine-month period ended September 30, 2015. The Company's R&D department in Thailand laid off employees s therefore we incurred less R&D expense during 2016.
Other income for the three-month period ended September 30, 2016 amounted to $438,697 compared to expense of $851,859 during the three-month period ended September 30, 2015. The difference is due to the Company having higher interest expense in the prior period in addition to a loss in the fair value of the derivative liability. Other expenses for the nine-month period ended September 30, 2016 amounted to $377,839 compared to $1,509,362 during the nine-month period ended September 30, 2015. The difference is due to the Company having higher interest expense in the current nine month period.

Net Loss
For the three-month period ended September 30, 2016, we earned net income of $312,783 compared to a net loss of $1,182,413 for the three-month period ended September 30, 2015. For the nine-month period ended September 30, 2016, we incurred a net loss of $636,448 compared to a net loss of $2,419,706 for the nine-month period ended September 30, 2015. The change in net loss between the three month period ended September 30, 2016 and the nine month period ended September 30, 2015 is primarily due to the decrease interest expense and change in fair value of derivative.
Liquidity and Capital Resources
As of September 30, 2016, we have $45,995 in current assets and $2,171,675 in current liabilities. Our total assets were $70,246 and our total liabilities were $2,171,675. We had $18,711 in cash and our working capital deficit was $2,101,429.
Cash Flows:
	For the three months ended
	September 30,
	2016	2015
Cash Flows from Operating Activities	$(186,309)	$(745,974)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	191,242	610,202
Effects of Currency Translations	(1,000)	(6,888)
Net increase (decrease) in cash	$(3,939)	$(142,605)
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
On March 26, 2015, the Company completed an offering by entering into a Securities Purchase Agreement with Macallan Partners for an aggregate principal and interest amount of 112,000 (the "Purchase Price") with a $12,000 OID and $7,500 in Deferred Financing Costs-Broker Fees in the form of a convertible note.
Given our cash position of $18,711 as of September 30, 2016, and the proceeds from the equity financings, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through December 31, 2016.
We have incurred an accumulated loss of $6,870,612 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2015 and 2014, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.
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
We believe the following is among the most critical accounting policies that impact or consolidated financial statement. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
For financial reporting purposes, the financial statements of the subsidiary are translated into the Company's reporting currency, United States Dollars ("USD"). Asset and liability accounts are translated using the closing exchange rate in effect at the balance sheet date, equity account and dividend are translated using historical exchange rates and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.
Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder's equity (deficit).
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
Delivery Has Occurred or Services Have Been Performed - The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer's designated location.
The Fee for the Arrangement Is Fixed or Determinable - Prior to recognizing revenue, a customer's fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales and rentals are fixed under the terms of the written contract. Fees for certain monthly services, including certain portions of networking, storage, and content distribution and caching services, are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.
Collectibility Is Reasonably Assured - The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.
As of the quarterly period ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.
In performing the above-referenced assessment, our management identified the following material weaknesses:
i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management's view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

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
WORLD MOTO, INC.

Dated: September 6, 2017	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer (Principal Executive Officer)

Dated: September 6, 2017	By:	/s/ Lisa Ziomkowski-Boten
Lisa Ziomkowski-Boten
Treasurer (Principal Financial Officer and Principal
Accounting Officer)