Form 10-K
period 2016-12-31
World Moto, Inc.
filed 2017-09-07
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Registrant's telephone number, including area code: (646) 840-8781

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

Yes [  ]                           No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                          No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter: $1,661,501

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of August 11, 2017
Common Stock, $0.0001 par value per share	1,490,145,045 shares

 DOCUMENTS INCORPORATED BY REFERENCE: None.

 WORLD MOTO, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as "believe," "expect," "estimate," "anticipate," "intend," "project," "plans," "seek" and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), particularly the Company's Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars and, unless otherwise indicated, references to "we," "our," "us," "FARE," the "Company" or the "Registrant" refer to World Moto, Inc., a Nevada corporation, and its subsidiaries.

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

 Organizational Chart

Acquisition of World Moto Assets

On September 1, 2012, we entered in an Asset Purchase Agreement ("Agreement") with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand ("Old WM"), Chris Ziomkowski, the Chief Technical Officer of Old WM, and Paul Giles, the Chief Executive Officer of Old WM. The Agreement was consummated on November 14, 2012. Pursuant to the Agreement, we purchased from Old WM substantially all of the intellectual property and certain other specific intellectual property assets related to Old WM's initial product, the Moto-Meter (the "Assets"), which included three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, and several URLs, trade-names and associated names related to the Moto-Meter and Old WM. As part of the transaction, Paul Giles and Chris Ziomkowski became the management of the Company immediately after the acquisition. The Assets did not include any plant and equipment, customer lists, suppliers or any other business and operational assets of Old WM, and we did not hire any employees of Old WM other than Paul Giles and Chris Ziomkowski. Old WM continues as a corporation, operating in Thailand. Moto-Meters are devices that provide metering of rides on motor scooters, motorcycles and similar types of transportation vehicles, and were initially developed by Old WM.

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

We have begun to manufacture and market our principal product, the Moto-Meter, which provides moto-taxi fare metering and other communication capabilities.  The Moto-Meter entered the production phase during the second quarter of 2015, and we began filling orders in October 2015. The Moto-Meter has the basic functions of a taximeter in an enclosed taxicab, but with additional characteristics that, over time, will permit mobile commerce, GPS tracking, advertising and other capabilities. In connection with our development of the Moto-Meter, we launched a smartphone application (the "App"), which connects directly to the Moto-Meter via a secure Bluetooth connection and can access real-time data from the Moto-Meter, giving customers the ability to view driver profiles and ratings before getting on a motorcycle taxi. As an element of mobile commerce, we have also introduced "Yes," a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service launched on March 9, 2015 in Bangkok, Thailand. We have also developed HailYes™, which is an integrated mobile platform that instantly connects consumers to transport and commerce services in a local community. On October 13, 2015, we announced the establishment of our HailYes™ licensee program, and subsequently entered license agreements with three licensees covering the areas of the greater Amsterdam metropolitan area in the Netherlands, Jambi City and Batam, Indonesia, and Kampala, Uganda. On November 16, 2015, we announced our launch of the iOS version of the HailYes™ app in Apple's App Store, beginning our process of actively marketing to consumers. In connection with the development and marketing of the HailYes™ app, we have suspended our planned expansion of our existing Yes delivery service into Malaysia and Cambodia at this time in order to avoid conflicting and overlapping marketing efforts. In addition to developing and marketing the Moto-Meter, the Yes service, and the HailYes™ app, we continue to focus on the development of our advertising product, Wheelies, which display static and streaming media on the wheels of motorcycles and automobiles. We have successfully completed a pre-production version of Wheelies, and have successfully completed testing. We currently use Wheelies in-house for advertising our other products, but we intend to build out sales to advertising agencies and large brands.

In many parts of the world, the taxicab, as it is known in developed economies, is being superseded by motor scooters and motorcycle taxis. The growth in the use of motor scooters and motorcycle taxis is particularly prevalent in the heavily populated, faster growing Asian, African, and South American cities. While meters are ubiquitous in taxicabs, we believe there are no similar devices for motor scooters and motorcycle taxis. Thus, moto-taxi fares are un-standardized and must be calculated by hand or agreed upon or "haggled" before, during or after a trip, often leading to failed negotiations and clashes between drivers and passengers. In response to this problem, the Moto-Meter was developed. We believe this device will do for moto-taxis what the taximeter did for taxicabs more than 100 years ago. We currently have plans for two Moto-Meter models, one with an LED screen and the other an LCD monitor.

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

In late 2012, we collaborated with the Bangkok Governor's Office to carry out trials of the Moto-Meter product, which were conducted to test both the hardware and software of the meter and to determine how quickly it could be deployed throughout the city. We have not entered into any formal agreement with the Bangkok Governor's Office. The trials were carried out along a prominent thoroughfare in the heart of the city and received praise from both drivers and passengers. Based on the trials, we believe that there will be strong demand once the Moto-Meter enters full production. According to the Thai Ministry of Transportation, it is estimated that there are over 200,000 motorcycle taxis in Bangkok and an estimated 700,000 motorcycle taxis across the country. Once the Moto-Meter is in widespread use, we plan to use Bangkok as a flagship city as sales and marketing efforts are ramped up to enter other cities and areas across Thailand, as well as other major markets around the world.

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

The initial product, which is known as the Eagle, is waterproof, scratch resistant, made of high density plastic and similar in size to a modern GPS device; its dimensions are approximately 6" X 4" x 1". The Eagle model has a Universal Serial Bus (USB) style connector that plugs into a motorcycle or vehicle providing the meter with speed, distance, and sensor information while powering the unit. The device is capable of almost unlimited tariff options. Firmware upgrades and re-programmability are designed to be quick and simple. The life expectancy of the Eagle model is expected to be three to five years. The Eagle model will be sold with a one year warranty. The Eagle product will be sold as a kit, including the mount, installation kit, and cost of warranty.

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

An enhancement to the standard Moto-Meter includes a persistence of vision advertising capability that works either independently or in conjunction with the Moto-Meter display to provide graphics displayed on a rotating wheel at speeds as low as 11km/h. Three rows of RGB color model (one red, one green and one blue) LED's are controlled via an advanced graphics processor that can sense wheel position and rotation speed during normal operations.

The Moto-Meter also has an event data recorder, commonly known as a "black box." This is a first for motorcycles. The black box is a tiny unit that comes integrated with the Moto-Meter, or it can be sold separately as a safety device. This will allow monitoring location and rides, which can provide safety for riders and fleet tracking. The device automatically stores up to five years of trip data, which data are encrypted for security.

We believe that the Moto-Meter has many advantages as a product. First, the Moto-Meter provides a certainty to the fare which will overcome the problems faced by the customer and driver where the fare is often undefined and has to be negotiated or "haggled." These negotiations often result in misunderstandings and inconsistencies which annoy both the driver and the customer. Second, the Moto-Meter will help authorities regulate fares, which will give communities and regulatory agencies an easy and affordable method of standardizing moto-taxi fares and supporting overall consumer and community satisfaction. Therefore, we believe we will obtain support for our product in the markets we address from regulators as well as customers and drivers.

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

We plan on developing future products that complement the basic forms of Moto-Meters. These may include advertising, booking, delivery, electronic payment and similar products, devices and services, including the "App", the "Yes™" concierge capability and the "HailYes™" app (see below for more detailed descriptions). The basic Moto-Meter also provides event data recording and GPS positioning, which are valuable safety features.

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

In conjunction with the opening of sales for the Moto Meter, we launched a smartphone application (the "App"). The App connects directly to the Moto-Meter™ via a secure Bluetooth connection, and can access data from the meter in real-time, giving users the ability to view ratings and a profile of the driver before getting on the bike. During the ride, it provides continuous analysis on the fare and GPS location, augmenting the Moto-Meter's already significant anti-tampering security protocols, as well as transmitting the location to designated individuals or safety monitoring services. The application also has the ability to offer customized products and services to the users during the ride, with the purchase conveniently added to the fare. As credit card use is still limited in the demographic that usually engages motorcycle taxis for their daily mobility, this feature can often prevent a special trip to a convenience store to pay for the needed product.

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

We completed the verification build stage and pre-production phase with the Moto-Meter during the first half of 2015, and we began filling orders in October 2015. Entry into the production phase marks our transition from development to production. Additional engineering time generally shifts from product modifications to the continued development and refining of tooling and test fixtures necessary to guarantee the high quality required for mass manufacture. The verification build was completed in collaboration with Krystal Microsystems during September 2015, and we have begun discussions to plan the next production build subject to adequate funds.The estimated cost associated with the development and marketing of Moto-Meter during the next 12 months is $47,000. See page 16 of "Risk Factors" for further discussion of the risks related to our capital requirements.

 Wheelies

We are also focused on the development of our advertising product, Wheelies. Wheelies display static and streaming media on the wheels of motorcycles and automobiles, providing a new mobile medium for advertising, broadcasting, self-expression and publishing. Our Wheelies product has gone through extensive testing and is now ready to be sold on a limited basis.

9

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

We initially began marketing HailYes™ to drivers in Bangkok, although we have begun to see downloads and interest in other parts of the world. On October 13, 2015, we announced the establishment of our HailYes™ licensee program, which gives interested parties the opportunity to use and market the HailYes™ e-hailing platform in their locality and receive the benefits of tourists and businessmen who use HailYes™ in their territory. Within one month after launching the licensee program, we entered license agreements with three licensees covering the areas of the greater Amsterdam metropolitan area in the Netherlands, Jambi City and Batam, Indonesia, and Kampala, Uganda. We have begun the process of actively marketing the HailYes™ app to consumers in Thailand and in the service areas of our initial licensees, and we anticipate that the first licensees will begin commercial operations of HailYes™ in the coming months. On November 16, 2015, we announced our launch of the iOS version of the HailYes™ app in Apple's App Store, ramping up our process of actively marketing to consumers. The iOS version of the HailYes™ app is the last major component of the HailYes™ platform, which also includes the existing HailYes™ Android apps and the HailYes™ licensee program.

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

Lucky Distributors, Ltd.

On December 19, 2012, we entered into a distribution agreement with Lucky Distributors, Ltd. ("Lucky"), a Thailand-based distribution company. Lucky has a regional network that currently provides parts and servicing for motorcycles and motor scooters. Lucky also is a preferred supplier for the Motorcycle Taxi Association of Thailand. Under the terms of the distribution agreement, Lucky has the non-exclusive rights to distribute, sell and service the Moto-Meter and Moto-Meter accessories throughout the country of Thailand and surrounding border markets. We believe Lucky's reputation and relationship with the moto taxi community will help to promote the Moto-Meter throughout Thailand.

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

Of these 4 regions, we believe that only Brazil has a specific metrology requirement which is governed by Brazil's National Institute of Metrology, Inmetro. We have completed the work to adapt the Moto-Meter electronics so that the product can pass all current and anticipated regulatory requirements of Inmetro, and we intend to submit the Moto-Meter for certification to Inmetro within the next 12 months. Although Thailand also has a metrology requirement for licensed metered taxis, motorcycle taxis are not considered licensed metered taxis and therefore no metrology requirement applies with regard to selling the Moto-Meter to motorcycle taxi operators in Thailand. Similarly, neither Indonesia nor Vietnam have a specific metrology requirement for motorcycle taxis. In these unregulated jurisdictions without a specific legal metrology requirement, we will certify the Moto-Meter to operate in accordance with the specifications described in the International Organization of Legal Metrology recommendation R-21. Since most of the world's taxi meter regulations are either heavily based on or directly copied from this standard it should provide a useful declaration for operating in countries that have not yet regulated the industry.

In addition to metrology approvals, the Moto-Meter uses a 2.4GHz wireless interface for communication and therefore may be subject to radio frequency approvals. Use of this technology in Thailand, Indonesia, Vietnam and Brazil, requires a certificate of compliance from that jurisdiction's authority on radio frequency. Our research indicates that in all of these jurisdictions an approval from either a Federal Communications Commission ("FCC") conformance body under the relevant statutes of part 15 or a CE mark will allow the certification of the device without further testing under each country's radio frequency laws simply by making a formal application to the specific authority. We are currently in the process of selecting a Telecommunications Certification Body ("TCB") to begin approval of the Moto-Meter under the relevant FCC Part 15 standards and signing a declaration of conformity to use the CE mark. Failure to obtain approval from a jurisdiction's authority on radio frequency will disallow the use of the Moto-Meter's wireless interface in that jurisdiction until such time as approval can be obtained or a waiver is granted in the specific jurisdiction targeted for sales. We are not currently aware of any requirement that we believe will result in a failure of the Moto-Meter to obtain an FCC Part 15 compliance certificate or sign a declaration of conformity for a CE mark.

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

We plan to pay particular attention to the development of the Company's website and its Facebook page. As its representation on the Internet, these sites will increasingly be the first point of contact for potential customers in need of information. The primary website contains product information, detailed photos, purchase information and use information. In connection with our web presence, we will seek to maximize search engine optimization. This involves organically improving the quality and volume of traffic to a website through user searches on search engines such as Google and Yahoo.

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

Intellectual Property

We have filed for patent protection for our Moto-Meter technology (titled "Universal Vehicle Management System") in 61 countries throughout Asia, Africa, Europe and the Americas. These countries were carefully selected to cover the vast majority of the world's moto-taxi fleet and population. Nigeria was the first locality to complete its investigations and issue a patent. The patent was granted as filed, with no changes or office actions required on any of its 28 claims, and will remain in force until February 8, 2033. Subsequently, we were also granted a patent for the Moto-Meter in South Africa and Morocco, further expanding our intellectual property protection throughout Africa.

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

In April 2016, the State Intellectual Property Office of the People's Republic of China granted out patent on the Moto-Meter. The patent was granted as filed, with no changes, and we have until July 4, 2016 to pay the applicable registration fee and annual fee to secure the registration of the patent.

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

Mexico – Patent No. 93533 (MX/2013/071677) - Universal Vehicle Management System

We have received patents in the following countries:

Nigeria- Patent No. 001031 (NG/C/2013/085) - Universal Vehicle Management System (Expires August 6, 2033)

The Dominican Republic (expires February 8th, 2031)

South Africa

Morocco

Benin

Burkina Faso

Cameroon

Central African Republic

Chad

Republic of the Congo

Equatorial Guinea

Gabon

Guinea

Guinea-Bissau

Ivory Coast

Mali

Mauritania

Niger

Senegal

Togo

In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary knowhow and trade secrets. We have implemented a program whereby all of our employees have signed non-disclosure agreements with respect to our intellectual property, which state that our employees' work is considered to be proprietary and owned by us. Where necessary, we will take steps to protect our intellectual property interests under the laws of the jurisdictions in which we operate and intend to operate. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with us.

We have not registered any trademarks at this time and are relying on common law trademark protection. However, as our business develops, we plan to develop specific trademarks for our products and services and seek registration of those marks with government authorities for their protection.

In the fiscal year ended December 31, 2016, we spent $415,541 on research and development activities, in comparison to $415,541 in the fiscal year ended December 31, 2015. It is anticipated that for the 2016 fiscal year, we will devote approximately $45,000 to product development activities.

Employees

We have two executive employees: Paul Giles and Chris Ziomkowski. We currently have no employees at our WM Co. Thailand subsidiary to assist with product development and engineering.

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

We have generated negligible revenues for the fiscal years ended December 31, 2016 and 2015, and had a net loss of $1,339,880for 2016. We have a total accumulated deficit of $7,571,211 since inception. We anticipate generating losses for the foreseeable future. Therefore, we may be unable to continue operations in the future as a going concern. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities, which adjustment may have to be made, should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated August 11, 2017, our independent auditors stated that our financial statements for the fiscal year ended December 31, 2016 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our operating results are difficult to predict, and we may experience significant fluctuations in our operating results.

Our operating results may fluctuate significantly. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors causing these fluctuations include, among others:

•	our ability to maintain and increase sales to existing customers, attract new customers and satisfy our customers' demands;
•	our ability to monetize our products;
•	the price we charge for our products or changes in our pricing strategies or the pricing strategies of our competitors;
•	timing and costs of marketing and promotional programs organized by us, including the extent to which we offer promotional discounts to our customers;
•	technical difficulties in manufacturing or maintaining our products;
•	the introduction by our competitors of new products and services;
•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;
•	changes in government regulations with respect to the fare metering and m-commerce industry for motor scooters and motorcycle taxis and ; and
•	economic and geopolitical conditions in Thailand and elsewhere.

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

Our capital requirements are not insignificant. In order to implement our plan of operations for the next twelve (12) months, we estimate that our working capital needs will be substantial. Given our cash position of $3,454 as of December 31, 2016, management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through December 31, 2017. In order to execute on our business strategy, we will require at least $280,000 in additional working capital over the next 12 months, commensurate with the operational needs of our planned sales and marketing, public relations, development and distribution efforts.

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

Although we are currently collaborating with the Bangkok (Thailand) Governor's office and we are in discussions with the office of the mayor of Montes Claros, Brazil and plan to enter into discussions with other local governments regarding a regulatory mandate for the use of the Moto-Meter within such areas, we have not entered into any formal agreements with such local governments, and we may ultimately be unsuccessful in obtaining the cooperation of such local governments in requiring the use of the Moto-Meter. If our efforts toward obtaining a regulatory mandate are unsuccessful, we will have to market the Moto-Meter in an unregulated environment and it may be more difficult to achieve expeditious market penetration which may result in higher marketing and distribution costs to us and delays in realizing material sales.

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

Although our research and development efforts relating to the technological aspects of the existing version of the Moto-Meter are completed, we are continually seeking to refine and improve capabilities and the components of the Moto-Meter and to develop additional related products and functionalities, such as the Wheelies product. Our success will depend upon products meeting targeted costs and performance standards and also will depend upon their timely introduction into the marketplace. There can be no assurance that development of additional versions and functions of our products will be successfully completed, that they will satisfactorily perform all of the functions for which they have been designed, that they will meet current price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in development or commercialization.
We will initially depend on third party suppliers and manufacturers and any failure to adequately establish agreements with suppliers and manufacturers will impede our growth.

Initially we will use outside providers to add in the development and implementation of aspects of our business plan, such as for research and development, design requirements and marketing. Additionally, we plan to purchase product components from various third-party suppliers and use third party manufacturers of our products. We believe that there are several readily available sources for research, design and marketing tasks and for parts and for manufacturing. While we will attempt to maintain alternative sources for our service providers, supplies and manufacturing, we are subject to the risk of price fluctuations, product availability, delivery delay and quality consistency. Failure by service providers, suppliers and manufacturers to supply us with the services or units on commercially reasonable terms, or at all, would have a material adverse effect on our Company in establishing brand recognition and market share, obtaining sales and generating revenues. Failure or delay in receiving necessary services and supplies or products by the Company would adversely affect our operations, and its ability in turn to deliver our products on a timely, consistent basis. The use of third party providers may also make our products more expensive or reduce our margins, therefore affecting our financial condition and results of operations.

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

The Moto-Meter may also be subject to metrology regulation in the category of weights and measures assurance in certain jurisdictions, such as Brazil. To date, we have not begun the process towards metrology approvals in any jurisdiction. However, we intend to begin this process in select countries such as Brazil within the next 12 months subject to adequate funding. Failure to obtain approval in any specific region where metrology requirements exist would mean the Moto-Meter could not be sold in this market until it had been modified to meet the requirements.
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

In the event Wheelies are used on public roads, they will be regulated by the Thailand Land Traffic Act of 1979 and associated ministerial regulations. Strict interpretation of these existing regulations limits any exterior vehicle lighting to headlamps, brake lights and turn signal indicators unless otherwise approved by the Department of Land Transport. If we do not request a waiver from the Department of Land Transport before commencing advertising activities, we may be subject to penalties, such as fines, or even a prohibition on using the Wheelies technology on public streets until a waiver is obtained. Any such penalties or prohibition could have a material adverse impact on our Wheelies business in Thailand.

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

In September 2006, Thailand experienced a military coup that overturned the existing government, and in 2008, political unrest and demonstrations in Bangkok sparked a series of violent incidents that resulted in several deaths and numerous injuries. In April 2009, anti-government demonstrations in Bangkok caused severe traffic congestion and numerous injuries, and in March 2010, protestors again held demonstrations calling for new elections. These demonstrations in recent years in Bangkok and other parts of Thailand, which escalated in violence through May 2010, resulted in the country's worst political violence in nearly two decades with numerous deaths and injuries, as well as destruction of property. Certain hotels and businesses in Bangkok were closed for weeks as the protestors occupied Bangkok's commercial center, and governments around the world issued travel advisories urging their citizens to avoid non-essential travel to Bangkok.

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

Since we plan to conduct a significant portion our operations in Thailand, our business is subject to foreign currency risks, including currency exchange rates fluctuations and difficulties in converting Thai baht into U.S. dollars. The exchange rates between the Thai baht and the U.S. dollar, Euro and other foreign currencies is affected by, among other things, changes in Thailand's political and economic conditions. In addition, appreciation or depreciation in the value of the Thai baht relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition and results of operations.

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

Most of our cash and cash equivalents are currently held in Thai banks, which do not provide the same protections as U.S. banks. For instance, Thailand's Deposit Protection Agency Act, which was established to take effect on August 11, 2008, provides that depositors in Thai commercial banks will only be insured for ฿1,000,000 THB (or $28,596 USD based on an exchange rate of 34.97 as of November 1, 2016) in each financial institution. If the recent political, social, business and economic conditions in Thailand were to result in the failure of the financial institutions that hold our cash and cash equivalents, we may lose a significant portion of our cash and cash equivalents to the extent such amounts exceed the protection provided by the Deposit Protection Agency Act. If such events were to occur, they could have a materially adverse effect on our business, financial condition and operating results.

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

Our Articles of Incorporation authorize the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and, thereby, prevent stockholders from receiving the maximum value for their shares.

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

We have paid no cash dividends on the Company's common stock to date. Payment of dividends on the common stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. We do not currently intend to declare any dividends on our Common Stock in the foreseeable future.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol "FARE," but currently with low volume, based on quotations on the OTCQB marketplace, operated by OTC Markets Group, Inc., meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or occasionally non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for "penny stock," such as our common stock, has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

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

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal yearend. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management's assessment or conclude that our internal control over financial reporting is operating effectively.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a shareholder's ability to buy and sell our stock.

Our stock is categorized as a "penny stock." The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $4.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a "shell company." In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended ("Rule 144"), a "shell company" is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a "shell company" pursuant to Rule 144 prior to the acquisition of the Assets, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that our Current Report on Form 8-K was filed with the Commission reflecting the Company's status as a non- "shell company." Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a "shell company" could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

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

We have issued debentures (the "Debentures") to certain investors which provide that the conversion price of such debentures will adjust to the lowest price per share at which additional shares (with certain exceptions) are issued or deemed to be issued (a "full-ratchet" adjustment). Because these anti-dilution provisions will have the effect of lowering the price at which shares of our common stock are issued upon conversion of the Debentures, if we are unable to raise additional capital at an effective price per share that is higher than the exercise price of these Debentures, these provisions may make it more difficult and more expensive to raise capital in the future. The additional shares we would have to issue or potentially issue could cause dilution to our then current shareholders and may have an adverse impact on our stock price. The potential dilutive effect of such a financing could deter potential future investors from investing in our Company. If we are unable to raise capital because of such anti-dilution provisions, it may have a material adverse impact on our business and ability to grow.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant's Common Equity

Our common stock is traded on the OTCQB marketplace, operated by OTC Markets Group, Inc. under the ticker symbol "FARE." The closing price of our common stock on May 24, 2016 was $0.0015 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2015, 2014 and 2013 are as follows:

Fiscal Year Ending December 31, 2016	High	Low
First Quarter - March 31, 2016	$0.006	$0.004
Second Quarter – June 30, 2016	$0.001	$0.001
Third Quarter – September 30, 2016	$0.001	$0.001
Fourth Quarter – December 31, 2016	$0.00	$0.000

Fiscal Year Ending December 31, 2014	High	Low
First Quarter - March 31, 2015	$0.05	$0.01
Second Quarter – June 30, 2015	$0.02	$0.00
Third Quarter – September 30, 2015	$0.01	$0.00
Fourth Quarter – December 31, 2015	$0.00	$0.00

Fiscal Year Ending December 31, 2014	High	Low
First Quarter - March 31, 2014	$0.12	$0.09
Second Quarter - June 30, 2014	$0.10	$0.05
Third Quarter - September 30, 2014	$0.06	$0.04
Fourth Quarter - December 31, 2014	$0.06	$0.01

All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of November 7, 2016, there were 17 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or "street name."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2015 and 2014. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

On September 1, 2012, we entered in an Asset Purchase Agreement ("Agreement") with World Moto (Thailand) Co., Ltd., a corporation established under the laws of the Kingdom of Thailand ("Old WM"), Chris Ziomkowski, the Chief Technical Officer of Old WM, and Paul Giles, the Chief Executive Officer of Old WM. The Agreement was consummated on November 14, 2012. Pursuant to the Agreement, we purchased from Old WM substantially all of the intellectual property and certain other specific intellectual property assets related to Old WM's initial product, the Moto-Meter (the "Assets"), which included three United States patent applications, the data related to the patent applications, certain software related to the operation of the Moto-Meter, and several URLs, trade-names and associated names related to the Moto-Meter and Old WM.

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

As an element of mobile commerce, we also introduced "Yes," a concierge service where persons can order products and have the products delivered to their address by motor scooter. The Yes service went through substantial testing and was launched on March 9, 2015 in Bangkok, Thailand.

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

On December 2, 2013, World Moto Co. Thailand entered into a Purchase and Licensing Agreement (the "PL Agreement") with Mobile Advertising Ventures Ltd. ("MAV"). Pursuant to the terms of the PL Agreement, MAV agreed to purchase 10 initial "Wheelies" from World Moto Co. Thailand at a purchase price of $35,000. MAV ultimately failed to take delivery of the Wheelies, and currently retains a credit with us for purchase of future products and services.

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

Estimated Expenses

The following provides an overview of our estimated expenses to fund our plan of operations for each of our products over the next 12 months. Funding will be with our current cash assets and may include future capital that we may have to raise. We plan to pay for such expenses as described below under "Liquidity and Capital Resources."

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

Results of Operations for the Years Ended December 31, 2016 and 2015

We generated no revenue for the year ended December 31, 2016 and negligible revenue for the year ended December 31, 2015.

Our operating expenses were $213,097 for the year ended December 31, 2016, compared to $1,106,288 for the year ended December 31, 2015. Our operating expenses for the years ended December 31, 2016 and 2015 consisted solely of general and administrative expenses. Our general and administrative expenses decreased during 2016 due to temporary halting of operations at our Thai subsidiary. We had a net loss of $ 1,291,125 for the year ended December 31, 2016, compared to a net loss of $2,869,345 for the year ended December 31, 2015.

We anticipate our operating expenses will increase as we further implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and equivalents of $3,432 and working capital deficit of $2,647,812. We had an accumulated deficit of $7,526,250 as of December 31, 2016.

Cash Flows:
	For the year ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	(324,837)	(782,037)
CASH FLOWS FROM INVESTING ACTIVITIES	-	(11,772)
CASH FLOWS FROM FINANCING ACTIVITIES	313,298	647,943
EFFECT OF CURRENCY TRANSLATIONS	(1,001)	(8,627)
Net increase (decrease) in cash	$(11,340)	$(154,493)

On March 5, 2015, the Company entered into a convertible note with Redwood Management for an aggregate principal amount of $60,870 with a $4,348 original issue discount ("OID") and $12,000 in deferred financing costs for broker fees. The note earns an interest rate equal to 12% per annum and matures on March 5, 2016. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the Debentures and continuing monthly thereafter. Pursuant to this note, the Company recorded a debt discount of $56,522, as a result of the embedded conversion feature being a financial derivative. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 25 trading days prior to conversion.

On March 26, 2015, the Company issued a convertible promissory note to Macallan Partners in the principal amount of $112,000. The note earns interest at a rate equal to 8% per annum and has a maturity date of March 31, 2016. Pursuant to this note, the Company recorded a debt discount of $100,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $12,000 as a result of the 11% original issue discount. Pursuant to this note, the Company recorded a debt discount of $100,000, as a result of the embedded conversion feature being a financial derivative. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to conversion.

On April 16, 2015, the Company issued a convertible note to Union Capital in the aggregate principal amount of $71,500 with a $6,500 original issue discount and $8,125 in deferred financing costs for broker fees. The note earns interest at a rate equal to 8% per annum and has a maturity date of April 16, 2016. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion. Pursuant to this note, the Company recorded a debt discount of $65,000, as a result of the embedded conversion feature being a financial derivative. The Company also recorded a debt discount of $6,500 as a result of the 10% original issue discount.

On June 24, 2015, the Company issued a convertible note to Redwood Management in the principal amount of $60,870 with a $4,348 original issue discount and $6,250 in deferred financing costs for broker fees. The note earns interest at a rate equal to 12% per annum and has a maturity date of June 15, 2016. The note is convertible into shares of common stock of the Company at the lower of $0.10 or 70% of the lowest traded price of the Company's common stock during the 25 trading days prior to the date of conversion. The Company is obligated to make amortization payments beginning on the six month anniversary of the issuance date of the convertible note and continuing monthly thereafter.

On July 9, 2015, the Company issued a convertible note to Redwood Management in an additional principal amount of $141,305 with a $11,305 original issue discount and $13,500 in deferred financing costs for broker fees. The note earns interest at a rate equal to 12% per annum and has a maturity date of June 15, 2016. The note is convertible into shares of common stock of the Company at the lower of $0.10 or 70% of the lower traded price of the Company's common stock during the 25 trading days prior to the date of conversion. The Company is obligated to make amortization payments beginning on the sixth month anniversary of the issuance date of the convertible note and continuing monthly thereafter.

On July 10, 2015, the Company issued a convertible note in the principal amount of $69,000 with $4,000 in deferred financing costs for broker fees. The note is convertible into shares of common stock of the Company any time after 180 days from issuance at 62% of the average of the lowest three (3) trading prices of the Company's common stock during the thirty (30) trading days prior to the date of conversion. The note earns interest at a rate equal to 8% per annum and has a maturity date of April 30, 2016.

On July 27, 2015, the Company issued a convertible note in the principal amount of $45,000 with $2,250 in deferred financing costs for broker fees. The note is convertible into shares of common stock of the Company at 62% of the lowest trading price of the Company's common stock during the fifteen (15) trading days prior to the date of conversion. The note earns interest at a rate equal to 8% per annum and has a maturity date of July 27, 2016.

On August 31, 2015, the Company issued a convertible note in the principal amount of $44,000 with a $4,000 original issue discount. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion. The note earns interest at a rate equal to 12% per annum and has a maturity date of August 31, 2017.

On September 3, 2015, the Company issued a convertible note in the principal amount of $41,000 with a $4,000 original issue discount. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion. The note earns interest at a rate equal to 10% per annum and has a maturity date of September 3, 2016.

On September 30, 2015, the Company issued a convertible note to Union Capital in the principal amount of $117,476. The note was issued to settle the $112,000 Macallan Partners note and $5,476 of interest accrued on such note. The note earns interest at a rate equal to 8% per annum and has a maturity date of September 30, 2017. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion.

On September 30, 2015, the Company issued a convertible note to Union Capital in the principal amount of $64,674. The note earns interest at a rate equal to 8% per annum and has a maturity date of September 30, 2017. The note is convertible into shares of common stock of the Company at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion.

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

On January 11, 2016, the Company entered into a convertible note with Union Capital for an aggregate principal amount of $31,639, to settle for the convertible note and accrued interest of the Redwood Management Note #2 dated December 3, 2015.
The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $32,832, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $32,832 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Redwood note was $71,576.
On January 11, 2016, the Company entered into another convertible note with Union Capital for an aggregate principal amount of $31,639 to settle for the convertible note and accrued interest of the Redwood Management Note #5 dated December 3, 2015.
The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $32,831, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $32,831 at the issuance date.
On January 11, 2016, the Company entered into a third convertible note with Union Capital for an aggregate principal amount of $71,639 to settle for the convertible note and accrued interest of the Vis Vires Group #1 dated July 2015.
The note earns an interest rate equal to 8% per annum and matures on January 11, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $67,800, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $67,800 at the issuance date. On the settlement date, the Company determined that the fair value of the conversion feature related to the Redwood note was $144,988.
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

The note earns an interest rate equal to 10% per annum and matures on February 19, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $43,582, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $43,582 at the issuance date.

On March 30, 2016, the Company entered into a convertible note with GW Holding Group Note #2 for an aggregate principal amount of $30,000.

The note earns an interest rate equal to 10% per annum and matures on March 30, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $35,616, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $34,616 at the issuance date.

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

The note earns an interest rate equal to 10% per annum and matures on May 20, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $64,876, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $64,876 at the issuance date.

On March 23, 2016, the Company entered into a convertible note with Union Capital Backend Note #8 and received the first disbursement of that note for an aggregate principal amount of $10,188.
The note earns an interest rate equal to 8% per annum and matures on March 23, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $10,188, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $14,630 at the issuance date.

On June 24, 2016, the Company entered into a convertible note with GW Holding Group, Note #4 for an aggregate principal amount of $10,954 which includes an original issue discount of $954.

The note earns an interest rate equal to 10% per annum and matures on June 24, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $10,954, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $18,271 at the issuance date.

On June 24, 2016, the Company entered into a convertible note with Union Capital Backend Note #8 and received the second and third disbursement of that note for an aggregate principal amount of $10,000.

The note earns an interest rate equal to 8% per annum and matures on June 24, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $14,281, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $14,281 at the issuance date.

On August 11, 2016, the Company received a second disbursement of the convertible note dated June 24, 2016 with GW Holding Group, Note #4 for an aggregate principal amount of $5,250.

The second disbursement earns an interest rate equal to 10% per annum and matures on August 11, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $5,746, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $6,074 at the issuance date.

On August 11, 2016, the Company received the fourth disbursement of the Union Capital Note #8 for an aggregate principal amount of $5,250.

The second disbursement earns an interest rate equal to 10% per annum and matures on August 11, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $5,746, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $4,782 at the issuance date.

On September 1, 2016, Company received a third disbursement of the convertible note dated June 24, 2016 with GW Holding Group, Note #4 for an aggregate principal amount of $2,685.
The note earns an interest rate equal to 10% per annum and matures on September 1, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $2,768, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $3,029 at the issuance date.
On September 1, 2016, the Company received the fifth disbursement of the Union Capital Note #8 for an aggregate principal amount of $2,685.

The second disbursement earns an interest rate equal to 8% per annum and matures on September 1, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $2,685, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $2,352 at the issuance date.

On October 07, 2016, Company received a fourth disbursement of the convertible note with GW Holding Group, Note #4 for an aggregate principal amount of $2,736, which includes an original issue discount of $236.
The note earns an interest rate equal to 10% per annum and matures on September 1, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $2,768, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $5,601 at the issuance date.
On October 07, 2016, the Company received the sixth disbursement of the Union Capital Note #8 for an aggregate principal amount of $3,516.

The fifth disbursement earns an interest rate equal to 8% per annum and matures on September 1, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $2,685, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $6,091 at the issuance date.

On November 15, 2016, Company received a fifth disbursement of the convertible note with GW Holding Group, Note #4 for an aggregate principal amount of $2,654, which includes an original issue discount of $229.

The note earns an interest rate equal to 10% per annum and matures on November 15, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $2,654, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $5,442 at the issuance date.
On November 17, 2016, the Company received the first disbursement of the Union Capital Note #13 for an aggregate principal amount of $3,750, which includes a deferred financing fee of $2,000.

The fifth disbursement earns an interest rate equal to 8% per annum and matures on November 17, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $1,750, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $6,091 at the issuance date.

On November 17, 2016, Company received a sixth disbursement of the convertible note with GW Holding Group, Note #4 for an aggregate principal amount of $1,915, which includes an original issue discount of $165.
The note earns an interest rate equal to 10% per annum and matures on November 15, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $1,750, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $2,283 at the issuance date.
On November 17, 2016, the Company received the second disbursement of the Union Capital Note #13 for an aggregate principal amount of $2,425.

The fifth disbursement earns an interest rate equal to 8% per annum and matures on November 17, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $2,425, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $3,935 at the issuance date.

On December 13, 2016, the Company received the third disbursement of the Union Capital Note #13 for an aggregate principal amount of $600.

The third disbursement earns an interest rate equal to 8% per annum and matures on December 13, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $600, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $975 at the issuance date.

On December 20, 2016, Company received a seventh disbursement of the convertible note with GW Holding Group, Note #4 for an aggregate principal amount of $3,300, which includes an original issue discount of $312.
The note earns an interest rate equal to 10% per annum and matures on November 15, 2017. The note is convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $3,612, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $6,935 at the issuance date.
On December 20, 2016, the Company received the second disbursement of the Union Capital Note #13 for an aggregate principal amount of $2,700.

The fifth disbursement earns an interest rate equal to 8% per annum and matures on December 20, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $2,700, as a result of the embedded conversion feature being a financial derivative. The Company determined that the fair value of the conversion feature was $4,373 at the issuance date.

During the fiscal year ended December 31, 2016, we received an aggregate of $320,625 from the issuance of convertible promissory notes. During the fiscal year ended December 31, 2016, an aggregate of $542,906 of outstanding indebtedness was converted into shares of our common stock.

 Given our cash position of $3,432 as of December 31, 2016, and the proceeds from the equity financings, management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements.

We have incurred an accumulated loss of $7,571,211 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended December 31, 2016 and 2015, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations. However, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Additionally, our ability to raise additional capital may be limited due to the grant of a security interest on all of the assets of the Company to secure the obligations under the convertible debentures issued on April 4, 2014 and December 11, 2014, and the convertible debentures issued during 2016. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional marketing, development and distribution expenses. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next 12 months, as we look to expand our asset base and fund marketing, development and distribution of our products.

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

Management evaluates the recoverability of the Company's property and equipment including patent development costs when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable property and equipment may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder's equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations
At December 31, 2016	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$35,207	$-	$-	$-	$35,207
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Expenditure Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2016 and does not reflect any changes in our obligations that have occurred after that date.

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

The value of the Thai baht against the U.S. dollar and other currencies is affected by, among other things, changes in Thailand's political and economic conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2016 begin on page F-1 and have been audited by our independent accountants, Thayer O'Neal Company, LLC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" - 2013) and SEC guidance on conducting such assessments. Management concluded, as of December 31, 2015, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

 ITEM 9B. OTHER INFORMATION.

Ms. Lisa Ziomkowski-Boten, our Secretary and Treasurer (our principal financial officer and principal accounting officer), resigned from such positions as of March 31, 2016. As of such date, the Board of Directors appointed Mr. Chris Ziomkowski, our Chief Technical Officer, to serve as the Company's interim Secretary and Treasurer until his successor is duly elected and qualified. See below for further information regarding Mr. Ziomkowski's industry experience and relationship with the Company.

During the fiscal year ended December 31, 2016, we issued 523,366,065 shares of common stock at a fair value of $542,905 to settle convertible notes in the amount of $199,114, accrued interest of $1,968 and derivative liabilities of $212,105.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the directors and executive officers of the Company for the fiscal year ended December 31, 2016. Except as set forth below, there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

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

The Board of Directors is comprised of only one class. All of the directors serve for a term of one year and until their successors are elected at the Company's Annual Shareholders' Meeting and qualified, subject to removal by the Company's shareholders. Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our directors and executive officers includes each individual's experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

 Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

Paul Giles, Chief Executive Officer, President and Director

Mr. Giles is the inventor of the Moto-Meter. Prior to his appointment with the Company in November 2012, from March 2009 to September 2012, Mr. Giles served as President and director of World Moto (Thai) Co., Ltd. From 2002 to January 2009, Mr. Giles was the co-founder of Nirvana Resorts Group, and a partner in ESC Ltd., a security services company that was acquired by Securitas, a security services companies. We believe that Mr. Giles' experience and industry knowledge will help further the Company's goals and business efforts.

Chris Ziomkowski, Chief Technical Officer, Secretary and Treasurer

Mr. Ziomkowski is experienced in the design of taxi meters for motorcycles, and has experience in artificial intelligence, practical programs and telecommunications. Prior to his appointment with the Company in November 2012, from March 2009 to September 2012, Mr. Ziomkowski was Chief Technology Officer of World Moto (Thai) Co. Ltd. From 1999 to 2008, Mr. Ziomkowski founded a VoIP carrier in Thailand. Mr. Ziomkowski received his bachelor's degree in Computational Neural Systems from the California Institute of Technology. We believe that Mr. Zimkowski's experience and industry knowledge will help further the Company's goals and business efforts.

Julpas Kruesopon, Director

Mr. Kruesopon is currently an advisor to the Prime Minister of Thailand and president of Panda Security (US & Asia Pacific), a position he has held since January 2009. Mr. Kruesopon was formerly Chief Executive Officer of Y*Not Communications Co., Ltd., a marketing agency, from November 2007 to October 2010. Prior to working at Y*Not Communications, Mr. Kruesopon was the managing director of Nortel Networks Thailand. Prior to working at Nortel, he worked for Samart Corporation PLC, where he was named president in August 1997. His responsibilities included the day-to-day operations and the development and implementation of the group's overall business strategies.

Mr. Kruesopon graduated from California State University Los Angeles, with a degree in Political Science and has completed executive management and marketing programs from the University of Michigan, the University of Ontario and University of California Los Angeles. We believe that Mr. Kruesopon's business experience in Thailand and throughout Southeast Asia will bring value to our Company as we seek to grow our business.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and any incoming directors or executive officers.

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

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an "audit committee financial expert," as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board of Directors.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o World Moto, Inc., 131 Thailand Science Park INC-1 #214 Phahonyothin Road, Klong1, Klong Luang, Pathumthani 12120 Thailand.

Director Nominations

As of December 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Paul Giles currently serves as the Company's principal executive officer, and as a director. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company's leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company's risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

The Company has not formally adopted a written code of business conduct that governs the Company's employees, officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company's executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2016 and 2015 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

	Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Giles,	2016	69,166	-	-	-	-	-	-	105,300
Chief Executive Officer, President and Director	2015	94,500	-	10,800	-	-	-	-	105,300
Chris Ziomkowski,	2016	-	-	-	-	-	-	-	69,555
Chief Technical Officer	2015	66,855	-	2,700	-	-	-	-	69,555

Lisa Ziomkowski-	2016	-	-	-	-	-	-	-	26,360
Boten, Former Secretary and Treasurer	2015	26,360	-	-	-	-	-	-	26,360

Employment Agreements

We have employment agreements in place with both Paul Giles and Chris Ziomkowski.

Paul Giles

On April 1, 2013, the Company entered into an employment agreement with Paul Giles for his services as the Chief Executive Officer of the Company. Mr. Giles' employment with the Company is "at-will" and provides for a base salary of $8,816.90 per month, or ฿287,500 THB based on a USD/THB exchange rate of 0.03067 as of June 5, 2014, for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Giles is entitled to receive a standard benefits package pursuant to his agreement. For the 2015 fiscal year, the Company was only able to pay Mr. Giles an average of 263,541 THB per month, and as of October 31, 2016 has paid 557,766 THB to Mr. Giles for the 2016 fiscal year.

Mr. Giles' employment contract includes a change of control provision which states that if his employment is terminated upon a change of control (as defined therein) of the Company, Mr. Giles is entitled to 200% of his annual base compensation and annual incentive bonus immediately. Mr. Giles is subject to standard restrictions regarding usage of the Company's confidential information, and is subject to unfair competition and non-solicitation provisions. The Company also agrees to indemnify Mr. Giles for claims brought against him due to his position as an executive of the Company.

Chris Ziomkowski

On April 1, 2013, the Company entered into an employment agreement with Chris Ziomkowski for his services as the Chief Technology Officer of the Company. Mr. Ziomkowski's employment with the Company is "at-will" and provides for a base salary of $7,053.52 per month, or ฿230,000 THB based on a USD/THB exchange rate of 0.03067 as of June 5, 2014, for the first six months of employment, with an adjustment to the base salary at the discretion of the board of directors of the Company after such initial six months and annually thereafter. Mr. Ziomkowski is entitled to receive a standard benefits package pursuant to his agreement.  For the 2015 fiscal year, the Company was only able to pay Mr. Ziomkowski an average of 191,667 THB per month, and as of October 31, 2016 has paid no salary to Mr. Ziomkowski for the 2016 fiscal year. Mr. Ziomkowski's employment contract includes a change of control provision which states that if his employment is terminated upon a change of control (as defined therein) of the Company, Mr. Ziomkowski is entitled to 200% of his annual base compensation and annual incentive bonus immediately. Mr. Ziomkowski is subject to standard restrictions regarding usage of the Company's confidential information, and is subject to unfair competition and non-solicitation provisions. The Company also agrees to indemnify Mr. Ziomkowski for claims brought against him due to his position as an executive of the Company.

 Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.

Other than as described in the "Employment Agreements" section above, none of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, non-qualified deferred compensation, or any payments to any such persons in connection with their resignation, retirement or other termination of employment with us, or in connection with any change in control of the Company.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2016.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Julpas Kruesopon (1)	$-	$-	$-	$-	$-	$1,750	$1,750

(1)
On December 19, 2012, we entered into a Board Advisory Agreement (the "Agreement") with Mr. Julpas "Tom" Kruesopon, whereby Mr. Kruesopon consented to serve as a director of the Company. Pursuant to the Agreement, Mr. Kruesopon was to receive five hundred thousand (500,000) shares of restricted Company common stock, vesting upon the first anniversary date of Mr. Kruesopon's appointment to the board, in connection with his service as a director, and a one-time fee of $10,000 for consulting services. Additionally, under the Agreement, Mr. Kruesopon will receive $3,000 for attendance at the Company's annual meeting of shareholders, and $1,000 for attendance at any director's meeting in excess of one meeting per year.

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

Compensation Committee

The Company does not have a separate Compensation Committee. Instead, the Company's Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company's stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of August 15, 2017, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of August 15, 2017, there were 1,490,145,045 shares of common stock outstanding.

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
(4)
Mr. Ziomkowski's beneficial ownership represents shares of common stock held by a Lucky Twins Ventures Co. Ltd. ("Lucky Ltd."). Mr. Ziomkowski's spouse, Ms. Nutchanoot Ziomkowski, is a director of Lucky Ltd. The business address of Lucky Twins Ventures Co., Ltd. is 209/123 Muang Ake Phase 5, T. Lkhak A. Muang, Pathumthani, 12000, Thailand. The principal business of Lucky Twins Ventures Co., Ltd. is that of a private investment firm. Mrs. Nutchanoot Ziomkowski has power to vote or to direct the vote and power to dispose or to direct the disposition of all securities owned directly by Lucky Twins Ventures Co., Ltd.

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

At December 31, 2016 and 2015, the Company had short-term debt of $19,224 and $29,612, respectively, due to one of its majority shareholder. During the year ended December 31, 2016, the Company borrowed an additional $1,450 and repaid $11,838 of the related party debt. During the year ended December 31, 2015, the Company borrowed $28,715 and repaid $44,810 of related party debt. The loan is accruing interest at a rate of 0%. All proceeds were used for operating expenses.

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a Code of Ethics, we rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

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

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company's consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Thayer O'neil for the fiscal periods shown.
	December 31,	December 31,
	2016	2015
Audit Fees	$20,000	$42,510
Audit Related Fees	-	-
Tax Fees	-	4,300
All Other Fees	-	-
Total	$20,000	$46,810

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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
_________________
* Filed herewith.

WORLD MOTO, INC.

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

World Moto, Inc.
Bangkok, Thailand

We have audited the accompanying consolidated balance sheet of World Moto, Inc. (the "Company") as of December 31, 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows for each the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O'Neal Company, LLC

Thayer O'Neal Company, LLC
Houston, Texas

August 11, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of

World Moto, Inc.
Bangkok, Thailand

We have audited the accompanying consolidated balance sheet of World Moto, Inc. (the "Company") as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

November 10, 2016

World Moto, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015

ASSETS	2016	2015
Current assets
Cash and cash equivalents	$3,432	$14,772
Prepaid expenses and other current assets	16,810	15,588
Total current assets	20,242	30,360

Property and equipment, net of accumulated depreciation	19,204	28,106
Deposits	6,520	10,077
TOTAL ASSETS	$45,966	$68,543

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$514,076	$524,792
Convertible notes payable, net of discount and deferred financing costs	535,231	271,810
Derivative liabilities	1,488,828	611,793
Short-term debt – related party	18,554	29,612
Unearned revenues	56,354	56,160
Total current liabilities	2,613,043	1,494,167

Long term convertible notes payable, net of discount and deferred financing costs	55,011	4,859
Long-term derivative liabilities	-	442,915
Total liabilities	2,668,054	1,941,941
Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized including 5,000,000 shares authorized as Series A Convertible preferred shares; 5,000,000 shares of Series A Convertible preferred shares issued and outstanding	500	500
Common stock, $0.0001 par value, 4,000,000,000 shares authorized; 1,490,145,046 and 966,778,980 shares issued and outstanding, respectively	149,014	96,678
Additional paid-in capital	4,779,267	4,288,698
Accumulated deficit	(7,526,250)	(6,235,125)
Accumulated other comprehensive loss	(24,619)	(24,149)
Total stockholders' deficit	(2,622,088)	(1,873,398)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,966	$68,543

 The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31,

	2016	2015

Revenues	$-	$1,521
Cost of revenues	-	821
Gross profit	-	700

Operating expenses	213,097	1,106,288
Loss from operations	(213,097)	(1,105,588)

Other income (expense)
Interest expense	(925,796)	(2,005,266)
Other income	5,900	-
Change in fair value of derivative liabilities	(219,710)	(187,832)
Gain on settlement of debt	61,578	435,658
Foreign currency exchange gain (loss)	-	(6,317)
Total	(1,078,028)	(1,763,757)

Net loss	(1,291,125)	(2,869,345)
Other comprehensive loss
Foreign currency translations	(470)	(8,627)
Total comprehensive loss	$(1,291,595)	$(2,877,972)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	1,403,952,052	579,584,357

The accompanying notes are an integral part of these consolidated financial statements.

 World Moto, Inc.
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2016 and 2015
($ and shares in thousands)
Description	Preferred Stock			Common Stock	Additional Paid-In Capital	Acc. Deficit	Accumulated Other Comp. Loss	Total
	Shares	Amount	Shares	Amount
Balance 12-31-2014	-	$-	395,369	$40	$1,752	$(3,366)	$(16)	$(1,589)
Shares issued for debt conversion	-	-	571,410	57	2,523	-	-	2,580
Preferred shares issued for services	5,000	.5	-	-	13			13.5
Foreign currency translation	-	-	-	-	-	-	(9)	(9)
Balance 12-31-2015	5,000	.5	966,779	97	4,289	(6,235)	(24)	(1,873)
Shares issued for debt conversion	-	-	523,366	52	491	-	-	543
Foreign currency translation adjustment	-	-	-	-	-	-	(0.5)	(0.5)
Net loss	-	-	-	-	-	(1,291)	-	(1,291)
Balance 12-31-2016	5,000	$.5	1,490,145	$149	$4,779	$(7,526)	$(25)	$(2,622)

The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,291,125)	$(2,869,345)
Adjustments to net cash used in operating activities
Depreciation and amortization	8,024	7,881
Derivative expense	380,027	467,362
Amortization of debt discount and deferred financing costs	432,045	1,415,039
Share based compensation	-	13,500
Gain on settlement of debt	(61,579)	(435,658)
Change in fair value of derivative liabilities	219,710	187,832
Write down of inventories	-	9,356
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,222)	5,153
Inventories	-	(6,370)
Other assets	-	907
Accounts payable and accrued expenses	(10,717)	425,202
Unearned revenues	-	(2,896)
Net cash used in operating activities	(324,837)	(782,037)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(11,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes, net of costs	320,625	664,038
Proceeds of related party notes payable	5,351	28,715
Payments on related party notes payable	(12,678)	(44,810
Net cash provided by financing activities	313,298	647,943

Foreign currency translation effect	199	(8,627)
Net decrease in cash and cash equivalents	(11,340)	(154,493)
Cash and cash equivalent at beginning of the year	14,772	169,265
Cash and cash equivalent at end of the year	$3,432	$14,772

SUPPLEMETAL NON-CASH DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt conversion	$542,906	$2,580,937
Derivative liabilities created from issuance of convertible debt	$350,431	$1,263,838
Derivative liabilities derecognized from debt conversion and modifications	$213,469	$1,662,177
Deferred finance costs applied to convertible debt	$40,438	$-
Derivative liabilities from issuance of warrant	$-	$9,056
Debt issued for prepayment penalty	$-	$64,674

The accompanying notes are an integral part of these consolidated financial statements.

World Moto, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

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

On January 30, 2013, World Moto, Inc. established two wholly owned subsidiaries that were incorporated in the State of Nevada. World Moto Technologies, Inc. and World Moto Holdings, Inc. were both established, but have no activity to report to date. On February 4, 2013, World Moto Technologies Ltd, a wholly owned subsidiary of the Company, was organized under the laws of the Kingdom of Thailand and the name of this company was later changed to World Moto Co., Ltd. ("WM Co. Thailand"). WM Thailand represents our operating entity for the purposes of research and development in the Southeast Asia region.

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

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

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

For financial reporting purposes, the financial statements of the Thailand subsidiary are translated into the Company's reporting currency, United States Dollars ("USD"). Asset and liability accounts are translated using the closing exchange rate in effect at the balance sheet date, equity account and dividend are translated using historical exchange rates and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholder's equity (deficit).

World Moto, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

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

Management evaluates the recoverability of the Company's property and equipment including patent development costs when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable property and equipment may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.

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

World Moto, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

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

The following table sets forth by level with the fair value hierarchy the Company's derivative liability measured at fair value on December 31, 2016 and 2015.

	Level 1	Level 2	Level 3	Total

December 31, 2016	$-	$-	$1,488,828	$1,488,828
December 31, 2015	$-	$-	$1,054,708	$1,054,708

Revenue Recognition

The Company recognizes revenue only when all the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectability is reasonably assured.

Revenues received for which performance obligations still exist are deferred and recognized as a current liability.

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

World Moto, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015
Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital ("APIC"), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $7,571,211 as of December 31, 2016, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - UNEARNED REVENUES

On December 2, 2013, WM Co. Thailand entered into a Purchase and Licensing Agreement (the "PL Agreement") with Mobile Advertising Ventures Ltd. ("MAV"). Pursuant to the terms of the PL Agreement, MAV will purchase 10 initial "Wheelies" from WM Co. Thailand at a purchase price of $35,000, and will have an option to purchase an additional 190 Wheelies at a purchase price of $3,500 per unit. WM Co. Thailand also grants a non-exclusive license to MAV for the use of its software in connection with the operation of the Wheelies in consideration for a fee based on net revenue per quarter from advertising sales relating to the use of the Wheelies. The Company received $35,000 from MAV before December 31, 2013 and recorded unearned revenues at December 31, 2016 and 2015.

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

World Moto, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015
NOTE 4 - RELATED PARTY TRANSACTIONS

At December 31, 2016 and 2015, the Company had short-term debt of $19,224 and $29,612, respectively, due to one of its majority shareholder. During the year ended December 31, 2016, the Company borrowed an additional $1,450 and repaid $11,838 of the related party debt. During the year ended December 31, 2015, the Company borrowed $28,715 and repaid $44,810 of related party debt. The loan is accruing interest at a rate of 0%. All proceeds were used for operating expenses.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table summarizes property and equipment as of December 31, 2016 and 2015:

Description	Estimated Useful Lives	2016	2015
Machinery and equipment	3-5 years	$46,090	$44,258
Less: accumulated depreciation		(32,333)	(16,152)
Property and equipment, net		$13,757	$28,106

NOTE 6 – CONVERTIBLE NOTES PAYABLE
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
The Company entered various convertible notes with Union Capital for the year ended December 31, 2016 for an aggregate principal amount of $334,395. The Company recorded debt discounts totaling $255,961, resulting from the bifurcation of the derivative liability and determined that the fair value of the conversion feature was $255,961 at the issuance date. The notes are convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion.

World Moto, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015
The Company entered various convertible notes with GW Holding Group for the year ended December 31, 2016 for an aggregate principal amount of $122,985.  The notes bear interest at 10% per annum and mature at various dates from March through September of 2017. The notes are convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Pursuant to these notes, the Company recorded a debt discount of $169,086, resulting from the bifurcation of the derivative liability. The Company determined that the fair value of the conversion feature was 151,392 at the issuance date.
Convertible notes payable as of September 30, 2016 and December 31, 2015, consisted of the following:
Lender	Interest Rate	Issue Year	Maturity Year	Principal 2016	Principal 2015
Redwood and Dominion Capital	12%	2014	2015	$148,164	$191,522
Vires Group	8%	2015	2016	-	69,000
JMJ	12%	2015	2017	33,000	82,280
LG Capital	8%	2015	2017	-	45,000
Union Capital	8%	2015	2016	316,447	416,923
GW Holdings	10%	2015	2016	35,000	41,000
Union Capital	8%	2016	2017	343,863	-
GW Holdings	8%	2016	2017	129,851	-
Total principal				1,006,325	845,725
Less debt discount				(400,579)	(543,325)
Deferred financing costs				(15,504)	(25,741)
Net convertible debt				590,242	276,669
Current maturities				535,231	271,810
Long term convertible debt, net				$55,011	$4,859

As summary of value changes to the notes for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015

Carrying value at beginning of the year	$276,669	$245,256
Additional principal	365,460	837,863
Less: conversion of principal	(199,114)	(1,045,834)
Less: discount related to fair value of the embedded conversion feature	(254,068)	(1,038,768)
Less: discount related to original issue discount	(13,137)	(59,525)
Less: deferred financing cost related to debt issuances	(36,686)	(77,362)
Add: amortization of discount	394,822	1,334,551
Add: amortization of deferred financing cost	37,526	80,488
Carrying value at end of the year	$590,242	$276,669

In connection with the sale of the Debentures, the Company incurred cash amount of $27,301 for legal fees for the year ended December 31, 2016 compared to $77,362 for legal fees for the year ended December 31, 2015. The fees have been recorded as deferred financing cost. The deferred financing costs are amortized by the Company through interest expense over the life of the notes. During the years ended December 31, 2016 and 2015, the Company recorded amortization of the deferred financing cost of $37,538 and $80,488, respectively.

World Moto, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

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

The derivative instruments were valued at loan origination date, issuance date, date of debt conversion and at December 31, 2016. The fair values of the derivative liabilities related to the conversion options of these notes and warrants were estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:

	December 31, 2014	New Issuances	December 31, 2015	New Issuances	December 31, 2016
Shares of common stock issuable upon exercise of debt and warrants	23,193,987	779,115,518	998,958,397	523,366,065	1,490,145,048
Estimated market value of common stock on measurement date	0.17	$0.001 - 0.03	$0.001 - 0.05	$0.001 - 0.002	$0.001 - 0.05
Exercise price	0.01 - 0.01	$0.001 – 0.03	$0.001 – 0.1	$0.0003 – 0.001	$0.001 – 0.1
Risk free interest rate (1)	0.04- 0.25%	0.09 - 1.54%	0.14 - 1.54%	0.09 - 1.54%	0.14% - 1.54%
Expected dividend yield (2)	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility (3)	62 - 105%	119 - 199%	204.5%	119 - 199%	228.5%
Expected exercise term in years(4)	0.25 - 1.00	1.00 – 5.00	0.18 – 4.59	1.00 – 5.00	0.18 – 4.59

(1)	The risk–free interest rate was determined by management using the one-month Treasury bill yield as of the issuance dates.

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

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:
	For the Years Ended December 31,
	2016	2015

Balance at the beginning of the year	$1,054,708	$1,256,159
Addition of new derivative liabilities (notes)	427,879	1,263,838
Addition of new derivative liabilities (warrants)	-	9,056
Derecognize of derivative liability upon settlement of convertible notes	(212,105)	(1,427,518)
Modification of derivative liabilities	(1,364)	(234,659)
Change in fair value of derivative liability (notes)	216,944	194,689
Change in fair value of derivative liability (warrants)	2,767	(6,857)
Balance at the end of the year	$1,488,829	$1,054,708
Less short-term portion	-	(611,793)
Long-term portion	$1,488,829	$442,915

World Moto, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

 NOTE 8 – INCOME TAXES

No provision for federal income taxes has been recognized for the years ended December 31, 2016 and 2015, as the Company incurred a net operating loss for income tax purposes.

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these losses carryforwards, which expire beginning the year 2028, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. During the period from March 24, 2008 (inception) to December 31, 2016, the Company had tax net operating losses of $7,571,211. The statutory tax rates for fiscal years 2016 and 2015 are 35%.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2016 and 2015 are presented below:

	2016	2015
Net operating losses carryforwards	$2,649,924	$1,633,589
Less: valuation allowance	(2,649,924)	(1,633,589)
Deferred tax assets, net	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The principal offices for the Company are currently located in Bangkok, Thailand. Annual rent on this location was approximately $700. The agreement was entered into in 2013, was for a three-year term and had expired by December 31, 2016.

On April 16, 2013, the Company entered into a lease agreement with National Science and Technology Development Agency for 665 square feet of office space at 131 Thailand Science Park INC -1 # 214, Pathum Thani, Thailand. This office includes its executive offices and engineering facilities. On December 25, 2013, the Company entered into another lease agreement with National Science and Technology Development Agency for additional office space in the science park and the lease matures on November 30, 2016. Rent for the offices is approximately $22,000 per year. The lease expired in 2016 and as of December 31, 2016 was renewed on a month to month basis. Accordingly, there is no long-term commitment as of December 31, 2016.

On December 25, 2013, the Company entered into an office maintenance service agreement with National Science and Technology Development Agency, the service agreement expires on the same date as the lease agreement. The annual service fee is approximately $21,000 per year. The service agreement expired in 2016 and as of December 31, 2016 was renewed on a month to month basis. Accordingly, there is no long-term commitment as of December 31, 2016.

The Company has shared office space in New York City, located at 55 Broad Street, 28th Floor, New York, NY 10004. The annual rent for this location is currently being gifted to the Company. The expense for this lease has not been recognized in these financial statements.

World Moto, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 10 – EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001. As of December 31, 2015 and 2014, there were 5,000,000 and 0 preferred shares issued and outstanding, respectively. The Company's Board of Directors is authorized by the articles of incorporation to divide the authorized shares of preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company's Board of Directors is also authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

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

Common Stock

During the year ended December 31, 2016, the Company issued 523,366,065 shares of common stock at a fair value of $542,906 to settle convertible notes in the amount of $199,114, accrued interest of $1,968 and derivative liabilities of $2,767. The Company recorded a loss on the settlement of debt of $23,691.

During the year ended December 31, 2015, the Company issued 571,409,776 shares of common stock at a fair value of $2,580,397 to settle convertible notes in the amount of $1,045,834, accrued interest of $54,847 and derivative liabilities of $1,427,518. The Company recorded a loss on the settlement of debt of $52,198.

 NOTE 11 – WARRANTS

On August 19, 2015, the Company issued warrants to purchase an aggregate of 12,344,002 shares of the Company's common stock to its placement agent for completed securities offerings. The warrants have a term of 5 years and exercise prices ranging from $0.003 to $0.10 per share. The warrants meet the criteria for classification as a derivative liability, with a grant date fair value of $9,056. During the year ended December 31, 2015, the Company recorded a gain on the change in fair value of the derivative liability of $6,857.

A summary of the changes in the Company's common share purchase warrants for the year ended December 31, 2015 is presented below:
	Number of shares	Weighted Average Exercise Price	Weighted Average Expected Life

Balance, December 31, 2015	12,344,002	$0.014	4.59
Issued
Balance, December 31, 2016	12,344,002	$0.014	4.59

NOTE 12 – SUBSEQUENT EVENTS

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

WORLD MOTO, INC.
(Registrant)

Date: September 6, 2017	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer and
President (Principal Executive
Officer)

Date:September 6, 2017	By:	/s/ Chris Ziomkowski
Chris Ziomkowski
Treasurer and Secretary (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul Giles	Chief Executive	September 6, 2017
Paul Giles	Officer, President and Director
(Principal Executive Officer)

/s/ Chris Ziomkowski	Treasurer and Secretary	September 6, 2017
Chris Ziomkowski	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Julpas Kruesopon	Director	September 6, 2017
Julpas Kruesopon