Form 10-Q
period 2017-03-31
World Moto, Inc.
filed 2017-09-07
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
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

World Moto, Inc.
Form 10-Q
For the Three Months Ended March 31, 2017
FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on June .
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
World Moto, Inc.
Consolidated Balance Sheets
 (Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,397	$3,432
Prepaid expenses and other current assets	17,531	16,810

Total current assets	20,928	20,242

Property and equipment, net of accumulated depreciation	18,092	19,204
Other assets	6,954	6,520
TOTAL ASSETS	$45,974	$45,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$467,030	$514,075
Convertible notes payable, net	692,603	535,231
Derivative note liabilities	1,569,390	1,488,828
Short-term debt – related party	19,375	18,554
Unearned revenues	57,697	56,354
Total current liabilities	2,806,095	2,613,042

Long-term convertible notes payable, net	98.389	55,011
Long-term derivative liabilities	537,782	-
Total liabilities	3,442,266	2,668,054

Stockholders' deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized including 5,000,000 shares authorized as Series A Convertible preferred shares; 5,000,000 shares of Series A Convertible preferred shares issued and outstanding	500	500
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 1,490,145,045 shares issued and outstanding, respectively	149,014	149,014
Additional paid-in capital	4,779,267	4,779,267
Accumulated deficit	(8,242,591)	(7,526,250)
Other comprehensive loss	(82,482)	(24,619)
Total stockholders' deficit	(3,396,292)	(2,622,088)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,974	$45,966
The accompanying notes are an integral part of these unaudited financial statements

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2017	2016

Revenues	$-	$-

Operating expenses:
Research and development	-	54,159
General and administrative	7,052	90,712
Total operating expenses	7,052	144,871

Loss from operations	7,052	144,871

Other income/expense:
Interest expense	286,842	285,857
Other income	-	(5,900)
Change in fair value of derivative liabilities	422,447	(140,034)
Loss on settlement of debt	-	9,770
Total other expense	709,289	149,693

Net loss	$(716,341)	$(294,564)

Other comprehensive income (loss):
Foreign currency translations	(57,863)	(261)
Total comprehensive loss	$(774,204)	$(294,825)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	1,490,145,045	1,147,960,137
The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statement of Cash Flow
(Unaudited)

	For the three months ended
	March 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(716,341)	$(294,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,112	2,469
Fair value of derivative in excess of debts	-	20,583
Amortization of debt discount and deferred financing cost	98,389	251,742
Change in fair value of derivative liability	618,344	140,034
Gain on settlement of debt	-	(34,940)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,155)	(492)
Accounts payable and accrued expenses	(44,882)	81,310
Net cash used in operating activities	(44,533)	(113,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party debt	-	(10,611)
Payments on debt settlement	-	(75,778)
Proceeds from convertible notes, net of financing costs	102,361	222,778
Net cash provided by financing activities	102,361	136,389

EFFECT OF FOREIGN CURRENCY TRANSLATIONS	57,863	(435)

Net change in cash and cash equivalents	(35)	22,028
Cash and cash equivalent at beginning of the period	3,432	14,772

Cash and cash equivalent at end of the period	$3,397	$36,800

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of debt	$-	$409,313
Derivative liabilities from issuance of convertible debt	$87,252	$259,944
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
The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on March 31, 2016 and December 31, 2016.
March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$2,107,172	$2,107,172

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$1,488,828	$1,488,828
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
NOTE 2 – GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $8,242,591 as of March 31, 2017, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.
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
NOTE 4 – RELATED PARTY TRANSACTIONS
At March 31, 2017 and December 31, 2016, the Company has short-term debt of $19,613 and $18,554, respectively, due to one of its majority shareholders. During the quarter ended March 31, 2017, the Company repaid $0 of the related party debt.  During the quarter ended March 31, 2016, the Company repaid $0 of related party debt. The loan is accruing interest at a rate of 0%.

World Moto, Inc.
Notes to the Consolidated Financial Statements
 (Unaudited)
NOTE 5 – CONVERTIBLE NOTES PAYABLE
The Company regularly issues notes payable which are convertible at a discount of the trading price of the Company's common stock. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging.

Convertible notes payable dated December 11, 2014, with Redwood Management, LLC and Dominion Capital, LLC (the "Holder") in the aggregate principal amount of $608,696 for a purchase price of $500,000 (8% original issue discount). The Holder is guaranteed interest at the rate of 12% and the notes have a maturity date of December 11, 2015. The Company began making amortization payments on May 11, 2015 and continuing monthly thereafter. The Debentures are convertible into shares of common stock of the Company at any time at the discretion of the Investors at a conversion price equal to the lesser of (i) $0.10 or (ii) 70% of the lowest traded price per share of the common stock during the twenty-five (25) trading days prior to the date of conversion.

Convertible note with the Vires Group dated July 10, 2015 for an aggregate principal amount of $69,000 with $4,000 in deferred financing costs for broker fees. The note earns an interest rate equal to 8% per annum and is due on April 30, 2016. The note is convertible any time after 180 days from issuance at 62% of the average of the lowest 3 trading prices of the Company's common stock during the 30 trading days prior to the conversion date.

Convertible note with LG Capital dated July 27, 2015 for an aggregate principal amount of $45,000 with $2,250 in deferred financing costs for broker fees. The note earns an interest rate equal to 8% per annum and matures on July 27, 2016. The note is convertible at 62% of the lowest trading price of the Company's common stock during the 15 trading days prior to the conversion date.

Convertible note with JMJ dated August 31, 2015for an aggregate principal amount of $44,000 with a $4,000 original issue discount. The note earns an interest rate equal to 12% per annum and matures on August 31, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date.
Convertible notes payable with Union Capital with an aggregate principal amount of $342,996. The Company recorded debt discounts totaling $255,961, resulting from the bifurcation of the derivative liability and determined that the fair value of the conversion feature was $264,562 at the issuance date. The notes are convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the date of conversion.
Convertible notes payable with GW Holding Group with an aggregate principal amount of $135,827.  The notes bear interest at 10% per annum and mature at various dates from March through September of 2017. The notes are convertible at 52% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Pursuant to these notes, the Company recorded a debt discount of $169,086, resulting from the bifurcation of the derivative liability. The Company determined that the fair value of the conversion feature was 151,392 at the issuance date.

Convertible notes payable as of September 30, 2016 and December 31, 2015, consisted of the following:

Lender	Interest Rate	Issue Year	Maturity Year	Principal March 31, 2017	Principal December 31, 2016
Redwood/Dominion Capital	12%	2014	2015	$148,164	$148,164
JMJ	12%	2015	2017	33,000	33,000
Union Capital	8%	2015	2016	316,447	316,447
GW Holdings	10%	2015	2016	35,000	35,000
Union Capital	8%	2016	2017	352,464	343,863
GW Holdings	8%	2016	2017	142,693	129,851
Total principal				1,033,512	1,006,325
Less debt discount				(233,728)	(400,579)
Deferred financing costs				(8,792)	(15,504)
Net convertible debt				790,992	590,242
Current maturities				692,603	535,231
Long term, net				$98,389	$55,011

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of value changes to the notes for the three months ended March 31, 2017 is as follows:
Carrying value of Convertible Notes at December 31, 2016	$590,242
Additional principal	21,442
Total principal	611,684
Less: conversion of principal	-
Less: discount related to fair value of the embedded conversion feature	(18,329)
Less: deferred financing cost related to debt issuances	-
Less: discount related to original issue discount	(1,523)
Add: amortization of deferred financing cost	7,026
Add: amortization of discount	192,134
Carrying value of Convertible Notes at March 31, 2017	$790,992
NOTE 6 – DERIVATIVE LIABILITIES
The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversation feature to be a financial derivative. The Company may not have enough authorized common stock to settle its obligation if the note holder elects to convert the note into common shares when the trading price is lower than a certain threshold.
The derivative instruments were valued at loan origination date, date of debt conversion and at March 31, 2017, The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:
	December 31,			March 31,
	2016	Issuances	New	2017

Shares of common stock issuable upon exercise of debt	3,396,472,758	73,209,067		1,239,650,089
Estimated market value of common stock on measurement date	$0.0014 - 0.05	$-		$0.0196
Exercise price	0.0007 – 0.1		$-	$0.0004 - 0.0014
Risk free interest rate (1)	0.14% - 1.54%	-		0.05% - 1.03%
Expected dividend yield (2)	0.00%	-		0.00%
Expected volatility (3)	200.9%	-		229.29%
Expected exercise term in years (4)	0.25 - 1.00	-		0.08 - 1.00

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.

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

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended March 31, 2017 is summarized as:
Fair value of derivatives December 31, 2016	$1,488,829
Addition of new derivative liabilities (notes)	87,252
Addition of new derivative liabilities (warrants)	-
Derecognition of derivative liability upon settlement of convertible note	-
Change in fair value of derivative liability (notes)	515,866
Change in fair value of derivative liability (warrants)	15,225
Fair value of derivative liabilities at March 31, 2017	$2,107,172
Less short-term portion	1,569,390
Long-term portion	$537,782

NOTE 7 – EQUITY TRANSACTIONS
During the three months ended March 31, 2017, the Company did not issue any shares of common stock for the conversion of notes payable and accrued interest.
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
NOTE 9 – SUBSEQUENT EVENTS
On April 04, 2017, the Company received fourth disbursement of the Union Capital Note #13 for an aggregate principal amount of $9,500.

The second disbursement earns an interest rate equal to 8% per annum and matures on December 20, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $9,500, as a result of the embedded conversion feature being a financial derivative.

On April 06, 2017, the Company received fourth disbursement of the GW Holdings Note #5 for an aggregate principal amount of $4,000.

The fourth disbursement earns an interest rate equal to 10% per annum and matures on April 06, 2018. The note is convertible at 48% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date. Due to this provision, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. Pursuant to this note, the Company recorded a debt discount of $9,500, as a result of the embedded conversion feature being a financial derivative.

.

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
As of December 31, 2015, WM Co. Thailand had 12 employees. WM Co. Thailand has been performing extensive research and development activities since its inception related to improving the Moto-Meter design to allow for higher yields in mass production, as well as substantial work on the Wheelies product, previously known as Circulars. In March 2016, we released most of its research and development staff in order to save cost and concentrate on production. As of March 31, 2017, the Company has no employees.
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
Results of Operations
Comparison of three-month periods ended March 31, 2017 and 2016
Revenue
We have generated no revenues for the three month periods ended March 31, 2017 and 2016.
Expenses
General and administration expenses for the three-month period ended March 31, 2017, amounted to $7,052, compared to $90,712 during the three-month period ended March 31, 2016. The Company temporarily ceased operations in Thailand and reduced its operating costs during the three months ended March 31, 2017.
R&D expenses for the three-month period ended March 31, 2017, amounted to $0, compared to $54,159 during the three-month period ended March 31, 2016. The Company's R&D department in Thailand was reduced to zero employees therefore we incurred less R&D expense during first three months of 2017.
Other expense for the three-months period ended March 31, 2017 amounted to $709,289, compared to $149,693 during the three-month period ended March 31, 2016.  The increase is primarily due to the loss on the fair value of the derivatives and increase in interest expense.

Net Loss
For the three-month period ended March 31, 2017, we incurred a net loss of $716,341, compared to a net loss of $294,564 for the three-month period ended March 31, 2016. The increase is primarily due to the loss on the fair value of the derivatives and increase in interest expense.
Liquidity and Capital Resources
As of March 31, 2017, we have $20,928 in current assets and $3,387,588 in current liabilities. Our total assets were $45,974 and our total liabilities were $3,442,266. We had $3,397 in cash and our working capital deficit was $3,366,630.
Cash Flows:
	For the three months ended
	March 31,
	2017	2016
Cash Flows from Operating Activities	$(44,533)	$(113,926)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	102,361	136,389
Effects of Currency Translations	57,828	(435)
Net decrease in cash	$(35)	$22,028)

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
As of the quarterly period ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended March 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 11, 2017, the Company received the eighth disbursement of convertible notes with GW Holdings Group note dated June 24, 2016,  for an aggregate principal amount of $2,463.
On February 06, 2017, the Company received the fiftth disbursement of convertible notes with Union Capital note dated February 1, 2016, for an aggregate principal amount of $1,750.
On February 16, 2017, the Company received the eighth disbursement of convertible notes with GW Holdings Group note dated June 24, 2016,  for an aggregate principal amount of $974.
On February 20, 2017, the Company received the first disbursement of convertible notes with GW Holdings Group note dated February 20, 2017,  for an aggregate principal amount of $3,450.
On March 10, 2017, the Company received the sixth disbursement of convertible notes with Union Capital note dated February 1, 2016, for an aggregate principal amount of $851.
On March 14, 2017, the Company received the seventh disbursement of convertible notes with Union Capital note dated February 1, 2016, for an aggregate principal amount of $6,000.

On March 14, 2017, the Company received the second disbursement of convertible notes with GW Holdings Group note dated February 20, 2017,  for an aggregate principal amount of $4,600.

On March 14, 2017, the Company received the third disbursement of convertible notes with GW Holdings Group note dated February 20, 2017,  for an aggregate principal amount of $1,355.

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