Form 10-Q
period 2017-06-30
World Moto, Inc.
filed 2017-09-07
CIK 1492151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 [   ] Yes      [X] No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2017
Common stock, $.0001 par value	1,490,145,045

World Moto, Inc.
Form 10-Q
For the Six Months Ended June 30, 2017
FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on August .
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
World Moto, Inc.
Consolidated Balance Sheets
 (Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,405	$3,432
Prepaid expenses and other current assets	15,009	16,810
Total current assets	18,414	20,242

Property and equipment, net of accumulated depreciation	11,576	19,903
Deposits	7,080	6,520

TOTAL ASSETS	$37,070	$45,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$507,854	514,076
Convertible notes payable, net of discount	580,001	535,231
Derivative note liabilities	2,885,439	1,488,828
Short-term debt – related party	19,613	18,554
Unearned revenues	58,089	56,354
Total current liabilities	4,050,996	2,613,043

Long term convertible notes payable	308,282	55,011
Long-term derivative liabilities	-	-

Total liabilities	4,359,278	2,668,054

Stockholders' deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized including 5,000,000 shares authorized as Series A Convertible preferred shares; 5,000,000 shares of Series A Convertible preferred shares issued and outstanding	500	500
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 1,490,145,045 shares issued and outstanding, respectively	149,014	149,014
Additional paid-in capital	4,779,267	4,779,267
Accumulated deficit	(9,276,734)	(7,526,250)
Other comprehensive loss	25,745	(24,620)
Total stockholders' deficit	(4,322,208)	(2,622,088)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,070	45,966
The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$–	$–	$–	$–

Operating expenses
Research and development	-	29,236	-	83,395
General and administrative	48,390	68,261	55,442	158,973
Total operating expense	48,390	97,497	55,442	242,368

Loss from operations	(48,390)	(97,497)	(55,442)	(242,368)
Other income (expense):
Interest expense	(150,461)	(141,069)	(437,303)	(426,926)
Interest income	–	354	-	6,254
Change in fair value of derivative liabilities	(835,292)	(537,098)	(1,257,739)	(397,064)
Loss on debt settlement	-	(13,921)	-	(23,691)
Total other income (expense)	(985,753)	(691,734)	(1,695,042)	(841,427)

Net loss	$(1,034,143)	$(789,231)	$(1,750,484)	$(1,083,795)

Other comprehensive income (loss):
Foreign currency translations	92,025	(51)	50,365	(312)
Comprehensive loss	$(942,118)	$(789,282)	$(1,700,119)	$(1,084,107)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	1,490,145,045	459,543,354	1,490,145,045	437,598,000
The accompanying notes are an integral part of these unaudited financial statements.

World Moto, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,

	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,750,484)	$(1,083,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,884	4,483
Fair value of derivative in excess of debts		87,391	67,711
Amortization of debt discount and deferred financing cost		301,815	338,616
Change in fair value of derivative liability		1,257,739	397,064
Loss on settlement of debt		-	23,691
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		1,241	(5,935)
Accounts payable and accrued expenses		60,508	31,993
Net cash provided by (used in) operating activities		(39,906)	(226,172)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party debt		-	(17,346)
Payments on debt settlement		-	(49,139)
Proceeds from related party advance			6,104
Proceeds from convertible notes, net of financing costs		47,991	273,789
Net cash provided by financing activities		47,991	213,408

EFFECT OF FOREIGN CURRENCY TRANSLATIONS		(8,112)	(312)

Net change in cash and cash equivalents		(27)	(13,076)
Cash and cash equivalent at beginning of the period		3,432	14,772

Cash and cash equivalent at end of the period		$3,405	$1,696

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax		$-	$-
Interest		-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of debt		$-	$413,187
Derivative liabilities from issuance of convertible debt		$138,872	$369,903
Increases to convertible debt for debt issue costs	$		$36,746
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
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission ("SEC") Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's last Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2016. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited. The results for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2016. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.
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
The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on June 30, 2017 and December 31, 2016.
June 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$2,885,439	$2,885,439

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$1,488,828	$1,488,828
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
.NOTE 2 – GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $9,163,910 as of June 30, 2017, has limited liquidity, and has not established a reliable source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.
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
NOTE 4 – RELATED PARTY TRANSACTIONS
At June 30, 2017 and December 31, 2016, the Company has short-term debt of $19,613 and $18,554, respectively, due to one of its majority shareholders. During the six months ended June 30, 2017, the Company repaid $0 of the related party debt.  During the six months ended June 30, 2016, the Company repaid $0 of related party debt. The loan is accruing interest at a rate of 0%.
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
(Unaudited)

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

Convertible note with JMJ dated August 31, 2015 for an aggregate principal amount of $44,000 with a $4,000 original issue discount. The note earns an interest rate equal to 12% per annum and matures on August 31, 2017. The note is convertible at 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to the conversion date.
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

Convertible notes payable as of June 30, 2017 and December 31, 2015, consisted of the following:

Lender	Interest Rate	Issue Year	Maturity Year	Principal June 30, 2017	Principal December 31, 2016
Redwood/Dominion Capital	12%	2014	2015	$148,164	$148,164
JMJ	12%	2015	2017	33,000	33,000
Union Capital	8%	2015	2016	316,447	316,447
GW Holdings	10%	2015	2016	35,000	35,000
Union Capital	8%	2016	2017	388,544	343,863
GW Holdings	8%	2016	2017	142,693	129,851
Total principal				1,063,848	1,006,325
Less debt discount				(169,705)	(400,579)
Deferred financing costs				(5,890)	(15,504)
Net convertible debt				888,253	590,242
Current maturities				580,001	535,231
Long term, net				$308,282	$55,011

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
As summary of value changes to the notes for the six months ended June 30, 2017 is as follows:
Carrying value of Convertible Notes at December 31, 2016	$590,242
Additional principal	49,472
Total principal	639,714
Less: conversion of principal	-
Less: discount related to fair value of the embedded conversion feature	(47,991)
Less: deferred financing cost related to debt issuances	(1,500)
Less: discount related to original issue discount	(3,786)
Add: amortization of deferred financing cost	9,929
Add: amortization of discount	291,887
Carrying value of Convertible Notes at June 30, 2017	$888,253
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
The derivative instruments were valued at loan origination date, date of debt conversion and at March 31, 2017, The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and date of debt conversion) using the Multinomial Lattice option pricing model, under the following assumptions:
	December 31,			June 30,
	2016	Issuances	New	2017

Shares of common stock issuable upon exercise of debt	1,490,145,048	68,225,427		1,608,700,221
Estimated market value of common stock on measurement date	$0.0014 - 0.05	$0.0008-0.0016		$0.0196
Exercise price			$0.0008-0.0016	$0.0004 - 0.0014
Risk free interest rate (1)	0.14% - 1.54%	1.03%-1.18%		0.05% - 1.03%
Expected dividend yield (2)	0.00%	-		0.00%
Expected volatility (3)	228.5%	196.8%-205.9%		222.29%
Expected exercise term in years (4)	0.25 - 1.00	1.00		0.08 - 1.00

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.

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

World Moto, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
The change in fair values of the derivative liabilities related to the Convertible Notes for the six months ended June 30, 2017 is summarized as:
Fair value of derivatives December 31, 2016	$1,488,829
Addition of new derivative liabilities (notes)	138,872
Addition of new derivative liabilities (warrants)	-
Derecognition of derivative liability upon settlement of convertible note	-
Change in fair value of derivative liability (notes)	1,254,700
Change in fair value of derivative liability (warrants)	3,038
Fair value of derivative liabilities at June 30, 2017	$2,885,439
NOTE 7 – EQUITY TRANSACTIONS
During the six months ended June 30, 2017, the Company did not issue any shares of common stock for the conversion of notes payable and accrued interest.
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

Results of Operations
Comparison of three-month periods ended June 30, 2017 and 2016
Revenue
We have generated no revenues for the three month periods ended June 30, 2017 and 2016.
Expenses
General and administration expenses for the three-month period ended June 30, 2017, amounted to $48,390, compared to $68,261 during the three-month period ended June 30, 2016. The Company temporarily ceased operations in Thailand and reduced its operating costs during the three months ended June 30, 2017.
R&D expenses for the three-month period ended June 30, 2017, amounted to $0, compared to $29,236 during the three-month period ended June 30, 2016. The Company's R&D department in Thailand was reduced to zero employees therefore we incurred no R&D expense during first three months of 2017.
Other expense for the three-month period ended June 30, 2017 amounted to $872,929, compared to $691,734 during the three-month period ended June 30, 2016.  The increase is primarily due to an increased loss associated with the change in fair value of the derivatives and increase in interest expense.
Net Loss
For the three-month period ended June 30, 2017, we incurred a net loss of $1,034,143, compared to a net loss of $789,231 for the three-month period ended June 30, 2016. The increase is primarily due to the loss on the fair value of the derivatives and increase in interest expense.
Comparison of six-month periods ended June 30, 2017 and 2016
Revenue
We have generated no revenues for the six month periods ended June 30, 2017 and 2016.
Expenses
General and administration expenses for the six-month period ended June 30, 2017, amounted to $55,442, compared to $158,973 during the six-month period ended June 30, 2016. The Company temporarily ceased operations in Thailand and reduced its operating costs during the six months ended June 30, 2017.
R&D expenses for the six-month period ended June 30, 2017, amounted to $0, compared to $83,395 during the six-month period ended June 30, 2016. The Company's R&D department in Thailand was reduced to zero employees therefore we incurred no R&D expense during first six months of 2017.
Other expense for the six-month period ended June 30, 2017 amounted to $1,695,042, compared to $841,427 during the six-month period ended June 30, 2016.  The increase is primarily due to an increased loss associated with the change in fair value of the derivatives and increase in interest expense.
Net Loss
For the six-month period ended June 30, 2017, we incurred a net loss of $1,750,484, compared to a net loss of $1,084,107 for the six-month period ended June 30, 2016. The increase is primarily due to the loss on the fair value of the derivatives and increase in interest expense.
Liquidity and Capital Resources
As of June 30, 2017, we have $18,414 in current assets and $4,050,996 in current liabilities. Our total assets were $37,070 and our total liabilities were $4,331,447564. We had $3,405 in cash and our working capital deficit was $4,032,582.

Cash Flows:
	For the six months ended
	June 30,
	2017	2016
Cash Flows from Operating Activities	$(39,906)	$(226,172)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	47,991	213,408
Effects of Currency Translations	(8,112)	(312)
Net decrease in cash	$(27)	$(13,076)

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
As of the quarterly period ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
WORLD MOTO, INC.

Dated: September 7, 2017	By:	/s/ Paul Giles
Paul Giles
Chief Executive Officer (Principal Executive Officer)

Dated: September 7, 2017	By:	/s/ Chris Ziomkowski
Chris Ziomkowski
Treasurer (Principal Financial Officer and Principal
Accounting Officer)